Form 10QSB
period 1997-06-30
MEDLEY CREDIT ACCEPTANCE CORP
filed 1997-12-11
CIK 1037271

-----------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to _______


                           Commission File Number 000-22681

                            MEDLEY CREDIT ACCEPTANCE CORP.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               Delaware                                     13-3571419
          -----------------------------------------------------------------
               (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)            Identification
                                                           Number)

               1100 Ponce de Leon Boulevard, Coral Gables, Florida    33134
          -----------------------------------------------------------------
                       (Address of principal executive offices)

                                    (305)-443-5002
          -----------------------------------------------------------------
                             (Issuer's telephone number)

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                      ---       ---
               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                             NUMBER OF SHARES OUTSTANDING
                    CLASS                          ON DECEMBER 5, 1997:
                    -----                    ----------------------------

          Common Stock, Par Value $.01 Per Share       1,680,000



          Transitional Small Business Disclosure Format:  Yes        No  X
                                                              ---       ---

                            MEDLEY CREDIT ACCEPTANCE CORP.

                                        INDEX


          PART I         FINANCIAL INFORMATION                         PAGE

               Item 1    Financial Statements

                         Condensed Balance Sheet at June 30,
                         1997 (Unaudited)                                 3

                         Condensed Statements of Operations for the
                         Three Months and Six Months ended June 30,
                         1997 and 1996 (Unaudited)                        5

                         Condensed Statements of Cash Flows for the
                         Six Months ended June 30, 1997 and 1996
                         (Unaudited)                                      6

                         Notes to Financial Statements                    7

               Item 2    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations   11


          PART II        OTHER INFORMATION

               Item 6    Exhibits                                        13


          SIGNATURES                                                     14

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                               CONDENSED BALANCE SHEET
                                    JUNE 30, 1997
                                     (UNAUDITED)


                                        ASSETS
                                        ------


          CURRENT ASSETS
               Cash                                           $   (1,566)
               Accounts receivable, net of allowance
                 for doubtful accounts of $3,000                 124,772
               Notes receivable                                   29,574
               Due from affiliates                               302,904
               Prepaid offering costs                            132,623
                                                              ----------

                  Total Current Assets                           588,307

          RENTAL EQUIPMENT, at cost, net of
          accumulated depreciation                               268,378

          PROPERTY AND EQUIPMENT, at cost, net of
          accumulated depreciation                                14,154

          OTHER ASSETS
               Due from affiliates                               878,620
               Rental equipment not in service                    65,565
               Security deposits                                   1,799
                                                              ----------

                                                                 945,984
                  Total Other Assets                          ----------

                                                              $1,816,823
                     TOTAL ASSETS                             ----------




              See accompanying notes to condensed financial statements.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                               CONDENSED BALANCE SHEET
                                    JUNE 30, 1997
                                     (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

          CURRENT LIABILITIES
               Notes payable                             $  150,000
               Current portion of long-term debt            206,157
               Current portion of obligations to
                 finance companies                           74,158
               Accounts payable and accrued expenses        159,987
               Dividends payable - preferred stock          275,546
                                                         ----------

                     Total Current Liabilities              865,848

          OTHER LIABILITIES
               Long-term debt, net of current portion       351,088
               Obligations to finance companies, net
                 of current portion                          45,306
               Notes payable - officers                     127,483
                                                         ----------

                                                            523,877
                  Total Other Liabilities                ----------


                     Total Liabilities                    1,389,725


          COMMITMENTS AND CONTINGENCIES                         --


          REDEEMABLE CONVERTIBLE 10% PREFERRED STOCK
               Series A 10% convertible preferred
                 stock, $.01 par value, 5,000,000
                 authorized, 2,958,817 shares issued
                 and outstanding (liquidation value of      820,281
                 $2,958,817 plus accumulated dividends)  ----------


          STOCKHOLDERS' DEFICIT
               Common stock, $.01 par value,
                 10,000,000 authorized, 1,680,000
                 shares issued and outstanding               16,800
               Additional paid-in capital                 1,532,206
               Accumulated deficit                       (1,942,189)
                                                         ----------

                                                           (393,183)
                  Total Stockholders' Deficit            ----------


          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $1,816,823
                                                         ----------


              See accompanying notes to condensed financial statements.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      JUNE 30,                  JUNE 30,
                                 ------------------         ----------------
                                 1997          1996        1997        1996
                                 ----          ----        ----        ----

     REVENUES                 $  49,009    $  162,299   $  143,167 $  281,111

     COST AND EXPENSES
      Depreciation               17,000        23,872       34,000     47,742
      Interest expense           18,345        33,098       27,988     74,190
      General and
        administrative           48,912        29,411      114,763     76,874
        expenses              ---------    ----------   ---------- ----------

        Total Costs and          84,257        86,381      176,751    198,806
        Expenses              ---------    ----------   ---------- ----------

      Income (Loss) from        (35,248)       75,918      (33,584)    82,305
        Operations            ---------    ----------   ---------- ----------

     OTHER INCOME (EXPENSES)
      Interest income            42,114        27,283       87,119     57,919
      Loss on sale of
        securities              (33,924)          --       (40,580)        --
      Loss on sale of leased        --        (48,554)          --    (35,726)
        equipment             ---------    ----------   ---------- ----------

        Total Other Income        8,190       (21,271)     (46,539)    22,193
          (Expenses)          ---------    ----------   ---------- ----------

                               $(27,058)      $54,647      $12,955  $ 104,498
     NET INCOME (LOSS)         ========    ==========   ==========  =========

     NET INCOME (LOSS)
       APPLICABLE TO COMMON   $(100,965)      $22,765    $(134,922)   $19,195
       SHAREHOLDERS           =========    ==========   ==========  =========

     NET INCOME (LOSS) PER        $(.06)        $(.02)       $(.08)  $    .02
       COMMON SHARE            ========    ==========   ==========  =========

     WEIGHTED AVERAGE NUMBER  1,680,000     1,120,000    1,680,000  1,120,000
       OF SHARES OUTSTANDING  =========    ==========   ==========  =========


               See accompanying notes to condensed financial statements

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ----------------
                                                            1997       1996
                                                            ----       ----

     CASH FLOWS FROM OPERATING ACTIVITIES
       Net cash (used) provided by operating activities  $(34,178)  $168,399
                                                         --------   --------

     CASH FLOWS FROM INVESTING ACTIVITIES
       Net advances (to) from affiliates                   (9,786)    24,403
       Purchase of securities                             (75,010)        --
       Proceeds from sale of securities                    34,401     60,343
       Proceeds from sale of equipment                     21,000     14,890
                                                         --------   --------
         Net cash (used) provided by investing             29,395     99,636
           activities                                    --------   --------

     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from long-term debt                       160,000         --
       Repayments of long-term debt                       (59,670)  (151,625)
       Repayments of notes payable                        (60,000)   (45,000)
       Net proceeds from shareholders loans                28,000         --
       Repayments of shareholder loans                     (6,253)        --
       Payments on preferred dividends                         --    (65,567)
         Net cash provided (used) by financing activity    62,577   (262,192)
                                                         --------   --------

     NET (DECREASE) INCREASE IN CASH                       (1,566)     5,843

     CASH- BEGINNING OF PERIOD                                 --      3,803
                                                         --------   --------

     CASH- END OF PERIOD                                  $(1,566)  $  9,646
                                                         ========   ========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period:
         Interest                                         $22,866    $52,860
                                                         --------   --------

     SUPPLEMENTAL NONCASH INVESTING AND FINANCIAL ACTIVITIES:
       Leased equipment received from affiliated company
         as payment on intercompany receivable            $87,758       $ --

       Obligations to finance companies transferred to
         affiliated company                                27,807         --

       Long-term debt and related accrued interest             --   $788,844
         converted into convertible preferred stock      --------   --------

                                                         $111,565   $788,844
                                                         ========   ========


               See accompanying notes to condensed financial statements

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1997




          NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

          These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1996. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


          NOTE 2 - RENTAL EQUIPMENT AND DEPRECIATION

          Rental equipment at June 30, 1997 consists of the following:




                                                      NOT
                                       IN SERVICE  IN SERVICE     TOTAL
                                       ----------  ----------     -----

          Equipment, at cost           $528,134     $562,140    $1,090,274
          Less:  accumulated            259,756      496,575       756,331
            depreciation               --------     --------      --------

               Net Rental Equipment    $268,378     $ 65,565      $333,943
                                       ========     ========      ========



           The depreciation expense on rental equipment for the six months ended June 30, 1997 was $29,000.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1997


          NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

          Major classes of property and equipment consist of the following at June 30, 1997:

          Office equipment                         $48,571
          Automobile                                 6,955
                                                   -------
                                                    55,526
          Less:  Accumulated depreciation           41,372
                                                   -------
            Net Property and Equipment             $14,154
                                                   =======


          Depreciation expense on property and equipment for the six months ended June 30, 1997 was $5,000.


          NOTE 4 - NOTES PAYABLE

          Notes payable of $150,000 are comprised of the following at June 30, 1997:

          Note Payable to Bank
          --------------------

          The Company maintains a revolving credit line agreement with a commercial bank that is used to finance working capital requirements. At June 30, 1997, the amount outstanding was $135,000. Borrowings are due on demand, with interest payable monthly at prime (9.5% at June 30, 1997) plus 2%. Borrowings under the note are collateralized by certain Company assets not otherwise pledged and the debt is personally guaranteed by the Company's principal officers and Medley Group, Inc.

          Notes Payable to Individuals
          ----------------------------

          Included in notes payable is $15,000 due to individuals, bearing interest at 10% per annum, with due dates in June and October 1997.


          NOTE 5 - LONG-TERM DEBT

          At June 30, 1997, the Company is obligated to various individuals for amounts aggregating $557,245. These notes are for various amounts and mature through January 1999. Interest is payable at rates ranging from 10% to 13.5% per annum. The unsecured portion of these notes is $528,223.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1997


          NOTE 6 - OBLIGATIONS TO FINANCE COMPANIES

          Obligations to finance companies, secured by rental equipment and related rental agreements, consist of:

           18.7% obligation payable in monthly installments of
           $2,260, including interest, through April 1998        $22,739

           23.6% obligation payable in varying monthly
           installments, including interest, through November
           1999                                                   31,205

           21.2% obligation payable in varying monthly
           installments, including interest, through November
           1999                                                   48,464

           18.3% obligation payable in varying monthly
           installments, including interest, through November     17,056
           1999                                                  -------
                                                                 119,464

                                                                  74,158
          Less:  Current maturities                              -------

                                                                 $45,306
            Long-Term Obligations                                -------


          NOTE 7 - DIVIDENDS PAYABLE - PREFERRED STOCK

          The Company has accrued $73,970 of dividends on its preferred stock at June 30, 1997. It is in arrears on the 10% dividends for the last five quarters due to the Company's officers.


          NOTE 8 - INCOME TAXES

          The Company is included in the consolidated federal tax return of its parent, Medley Group, Inc. Federal and state income taxes are provided for on a stand-alone basis as if the Companies filed their own tax returns.

          The provision for income taxes at June 30, 1997 is as follows:


                         Deferred Income Tax Expense:
                             Federal                   $--
                             State                      --
                             Less Valuation
                               Allowance                --
                             Deferred Income Tax       $--
                                                       ===

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1997

          NOTE 8 - INCOME TAXES (Continued)


          At June 30, 1997, the Company has an unused net operating loss carryforward of approximately $409,800, expiring in 2010, which is available for use on its future corporate federal and state tax returns. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using a 40% combined effective tax rate.

                      Deferred Tax Asset:

                        Tax Benefit of Net
                          Operating Loss              $163,900

                        Less:  Valuation              (163,900)
                          Allowance                   --------
                                                      $  --
                        Deferred Tax Asset            ========


          Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:


                          Federal Statutory Rate      (34%)
                          State Income Tax Rate        (6)%
                                                      -----
                                                      (40)%

                          Effect of Net Operating
                            Loss Carryforward
                            and Validation Allowance    40%
                                                      -----
                          Effective Income Tax Rate    (0)%
                                                      =====

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          GENERAL

             The Company is a specialty finance company which, historically, has been engaged primarily in the financing of (i) dry cleaning equipment to small dry cleaning businesses throughout the eastern United States and (ii) refrigeration equipment sold or leased by Medley Refrigeration, Inc., an affiliate of the Company ("Medley Refrigeration"). Medley Refrigeration is engaged in the provision of refrigeration equipment and services to the food service and hospitality industries and other businesses throughout central and southeastern Florida.

             Prior to the fiscal year ended December 31, 1996 ("Fiscal 1996"), the Company focused its marketing efforts primarily on providing financing to creditworthy purchasers of dry cleaning equipment. Commencing in Fiscal 1996, the Company began de-emphasizing its dry cleaning equipment business and began concentrating marketing efforts to creditworthy customers of Medley Refrigeration. Such customers tended to be small entities with reliable cash flow but without access to sophisticated financing arrangements. Such customers were typically willing to pay a premium in terms of interest rates for convenience and availability of financing.

             During December 1996, Medley Refrigeration assigned to the Company all of Medley Refrigeration's rights to receive revenues from, and rights of collection with respect to, refrigeration equipment leases entered into by Medley Refrigeration with its customers (the "Assignment"). Excluded from the Assignment, however, were those equipment leases, the revenues from which, were previously assigned to collateralize the Company's line of credit facility with an independent third party lender. Prior to the Assignment, the Company historically would lend Medley Refrigeration the capital necessary for Medley Refrigeration to either purchase or manufacture refrigeration equipment for its customers. Medley Refrigeration, in turn, would lease this refrigeration equipment to its customers who, as a condition to the lease, would grant the Company a security interest in the leased equipment to collateralize the customer's payment obligations under the equipment lease. As a result of the Assignment, lease payments with respect to a majority of the equipment leases extended to Medley Refrigeration's customers began, and continue, to be payable directly to the Company. In addition, commencing in January 1997, the Company began, and continues, to finance refrigeration equipment leases directly with Medley Refrigeration's customers. The Company, through the date of this Report, has continued to focus its marketing efforts primarily to customers of Medley Refrigeration. Following the consummation of the Company's initial public offering (the "IPO"), however, the Company anticipates broadening its leasing efforts to expand to entities unaffiliated with the Company.

          RESULTS OF OPERATIONS

          SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

             For the six months ended June 30, 1997, the Company earned net income of $12,955, as compared to net income of $104,498 for the comparable period during 1996. The decrease in net income was primarily attributable to (i) increases in general and administrative expenses associated with the IPO, (ii) the Company's being forced to expend cash flow from operations to satisfy obligations incurred in connection with the IPO rather than reinvesting such cash flow into the Company's operations and
          (iii) the Company's recognizing lease revenue from Medley Refrigeration as an increase in the Company's inter-company receivable due from Medley Refrigeration rather than revenue received from an unrelated person. The general and administrative expenses incurred by the Company in connection with the IPO also had the effect of nullifying the approximate $40,000 decrease in total costs and expenses incurred by the Company during the six months ended June 30, 1997 as compared to the comparable period during 1996.

             During the six months ended June 30, 1997, the Company generated leasing revenues of $143,167. This represents a decrease of approximately $140,000 from leasing revenues of $281,111 for the six months ended June 30, 1996. This decrease in revenues was partially offset, however, by the approximate $30,000 increase in interest income realized during the six months ended June 30, 1997. This increase in interest income reflects the continuing shift in the Company's assets from maturing leases of dry cleaning equipment to financed refrigeration equipment, particularly with Medley Refrigeration and its affiliates.

             The difference between the Company's net income (loss) for each of the six month periods ended June 30, 1997 and 1996 as compared to the Company's net income (loss) applicable to common shareholders for the same periods is the accrued but unpaid dividend applicable to shares of the Company's Redeemable Convertible Preferred Stock (the "Convertible Preferred Stock"). These accrued but unpaid dividends are payable to affiliates of the Company and will be paid from a portion of the proceeds raised in the Company's IPO.

          LIQUIDITY AND CAPITAL RESOURCES

             At June 30, 1997, the Company had total assets of $1,816,823 as compared to total assets of $1,794,820 at December 31, 1996.
          This increase in total assets is primarily attributable to higher prepaid offering costs associated with the IPO.

             At June 30, 1997, the Company had total liabilities of $1,389,725 as compared to total liabilities of $1,232,799 at December 31, 1996. This increase in liabilities was primarily due to increases in declared but unpaid and accrued Convertible Preferred Stock dividends and accounts payable and accrued expenses incurred in connection with the IPO.

             At June 30, 1997, the Company had total stockholders' deficit of $393,183 as compared to total stockholders' deficit of $258,260 at December 31, 1996. This increase in stockholders' deficit is primarily attributable to the Company's incurring increased expenses in connection with the IPO, coupled with the Company's inability, due to these expenses, to reinvest into its business, cash flow from operations.

             The Company is dependent on the proceeds of its IPO to finance its ongoing specialty finance business, to commence its anticipated factoring business and to finance its other working capital requirements. The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that the proceeds of its IPO will be sufficient to satisfy the contemplated cash requirements of the Company for approximately 12 months following the consummation of the IPO.
          In the event that the Company's plans change or its assumptions prove to be inaccurate or the proceeds of the IPO prove to be insufficient to fund the Company's operations or its expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercially reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease its operations.

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits
               --------

               27 - Financial Data Schedule


          (b)  Reports on Form 8-K
               --------------------

               None

                                      SIGNATURES


          In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            MEDLEY CREDIT ACCEPTANCE CORP.
                            ------------------------------
                                     (REGISTRANT)


          Date:  December 8, 1997            /s/ Robert D. Press
                                             -------------------
                                         Robert D. Press
                                         Chairman of the Board, President,
                                         Chief Executive Officer and Chief
                                         Financial Officer
                                         (Principal Executive and Financial
                                         Officer)

                              EXHIBIT INDEX


          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule