Form 10QSB
period 1997-09-30
MEDLEY CREDIT ACCEPTANCE CORP
filed 1997-12-11
CIK 1037271

----------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                           Commission File Number 000-22681

                            MEDLEY CREDIT ACCEPTANCE CORP.
          ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               Delaware                           13-3571419
          ----------------------------------------------------------------
               (State or other jurisdiction of    (I.R.S. Employer
                incorporation or organization)     Identification Number)

          1100 Ponce de Leon Boulevard, Coral Gables, Florida       33134
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

                                    Yes  X     No
                                        ---       ---

               State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                             NUMBER OF SHARES OUTSTANDING
                    CLASS                          ON DECEMBER 5, 1997:
                    -----                    ------------------------------

          Common Stock, Par Value $.01
             Per Share                                 1,680,000


          Transitional Small Business
            Disclosure Format:                         Yes     No  X
                                                           ---    ---

                            MEDLEY CREDIT ACCEPTANCE CORP.

                                        INDEX


          PART I         FINANCIAL INFORMATION                         PAGE

               Item 1    Financial Statements

                         Condensed Balance Sheet at September 30,
                         1997 (Unaudited)                                 3

                         Condensed Statements of Operations for the
                         Three Months and Nine Months ended
                         September 30, 1997 and 1996 (Unaudited)          5

                         Condensed Statements of Cash Flows for the
                         Nine Months ended September 30, 1997 and 1996
                         (Unaudited)                                      6

                         Notes to Financial Statements                    7

               Item 2    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations   11


          PART II        OTHER INFORMATION

               Item 6    Exhibits                                        13


          SIGNATURES                                                     14

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)



                                        ASSETS
                                        ------


          CURRENT ASSETS
               Cash                                           $   26,242
               Accounts receivable, net of allowance for
                 doubtful accounts of $3,000                      84,800
               Notes receivable                                   29,574
               Due from affiliates                               302,904
               Prepaid offering costs                            272,534
                                                              ----------

                  Total Current Assets                           716,054

          RENTAL EQUIPMENT, at cost, net of accumulated          253,878
            depreciation

          PROPERTY AND EQUIPMENT, at cost, net of
            accumulated depreciation                              11,654

          OTHER ASSETS
               Due from affiliates                               945,563
               Rental equipment not in service                    65,565
               Security deposits                                   1,799
                                                              ----------

                  Total Other Assets                           1,012,927
                                                              ----------

                     TOTAL ASSETS                             $1,994,513
                                                              ----------




              See accompanying notes to condensed financial statements.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                               CONDENSED BALANCE SHEET
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


          CURRENT LIABILITIES
               Notes payable                             $  150,000
               Current portion of long-term debt            660,895
               Current portion of obligations to
                 finance companies                           56,717
               Accounts payable and accrued expenses        289,765
               Dividends payable - preferred stock          349,516
                                                         ----------

                     Total Current Liabilities            1,506,893

          OTHER LIABILITIES
               Long-term debt, net of current portion        30,000
               Obligations to finance companies, net
                 of current portion                          36,790
               Notes payable - officers                     125,483
                                                         ----------

                  Total Other Liabilities                   192,273
                                                         ----------

                     Total Liabilities                    1,699,166

          COMMITMENTS AND CONTINGENCIES                       --

          REDEEMABLE CONVERTIBLE 10% PREFERRED STOCK
               Series A 10% convertible preferred
                 stock, $.01 par value, 5,000,000
                 authorized, 2,958,817 shares issued
                 and outstanding (liquidation value of      820,281
                 $2,958,817 plus accumulated dividends)  ----------

          STOCKHOLDERS' DEFICIT
               Common stock, $.01 par value,
                 10,000,000 authorized, 1,680,000
                 shares issued and outstanding               16,800
               Additional paid-in capital                 1,532,206
               Accumulated deficit                       (2,073,940)
                                                         ----------

                  Total Stockholders' Deficit              (524,934)
                                                         ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $1,994,513
                                                         ----------



              See accompanying notes to condensed financial statements.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                  SEPTEMBER 30,            SEPTEMBER 30,
                                ------------------       -----------------
                                1997         1996         1997        1996
                                ----         ----         ----        ----

     REVENUES                $   45,853    $  29,809  $  189,020  $  310,920

     COST AND EXPENSES
      Depreciation               17,000       23,872      51,000      71,614
      Interest expense           25,529       37,682      53,517     111,872
      General and
        administrative           89,096       98,599     203,859     175,473
        expenses               --------    ---------  ----------  ----------

        Total Costs and         131,625      160,153     308,376     358,959
          Expenses             --------    ---------  ----------  ----------

      Income (Loss) from        (85,772)    (130,344)   (119,356)    (48,039)
        Operations            ---------    ---------  ----------  ----------

     OTHER INCOME
       (EXPENSES)
      Interest income            21,191          420     108,310      58,339
      Loss on sale of
        securities                6,800          --      (33,780)         --
      Loss on sale of               --        13,500          --     (22,226)
        leased equipment       --------    ---------  ----------  ----------

        Total Other Income       27,191       13,920      74,530      36,113
          (Expenses)           --------    ---------  ----------  ----------

     NET INCOME (LOSS)        $ (57,781)   $(116,424)  $ (44,826)  $ (11,926)
                              =========    =========   =========   =========

     NET INCOME (LOSS)
       APPLICABLE TO COMMON   $(131,752)   $(156,737)  $(266,674)  $(175,932)
       SHAREHOLDERS           =========    =========    ========   =========

     NET INCOME (LOSS) PER        $(.08)       $(.14)      $(.16)      $(.16)
       COMMON SHARE           =========    =========    ========   =========

     WEIGHTED AVERAGE
       NUMBER OF SHARES       1,680,000    1,120,000   1,680,000   1,120,000
       OUTSTANDING            =========    =========   =========   =========



               See accompanying notes to condensed financial statements

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            -----------------
                                                            1997        1996
                                                            ----        ----

     CASH FLOWS FROM OPERATING ACTIVITIES
                                                         $(52,491)   $105,228
       Net cash (used) provided by operating activities  --------    --------


     CASH FLOWS FROM INVESTING ACTIVITIES

       Net advances (to) from affiliates                  (76,228)     31,612

       Purchase of securities                             (75,010)         --

       Proceeds from sale of securities                    34,401      60,343

                                                           27,800      14,890
       Proceeds from sale of equipment                   --------    --------

         Net cash (used) provided by investing            (89,037)    106,845
           activities                                    --------    --------


     CASH FLOWS FROM FINANCING ACTIVITIES

       Proceeds from long-term debt                       293,650          --

       Repayments of long-term debt                       (85,627)   (161,748)

       Repayments of notes payable                        (60,000)    (45,000)

       Net proceeds from shareholders loans                28,000      61,200

       Repayments of shareholder loans                     (8,253)         --

       Payments on preferred dividends                         --     (75,328)

                                                               --       5,000
       Issuance of preferred stock                       --------    --------

                                                          167,770    (215,876)
         Net cash provided (used) by financing activity  --------    --------


     NET (DECREASE) INCREASE IN CASH                       26,242      (3,803)

                                                               --       3,803
     CASH- BEGINNING OF PERIOD                           --------    --------

                                                          $26,242        $ --
     CASH- END OF PERIOD                                 ========    ========


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period:
                                                          $28,475     $61,962
         Interest                                        --------    --------


     SUPPLEMENTAL NONCASH INVESTING AND FINANCIAL
       ACTIVITIES:

       Leased equipment received from affiliated company
         as payment on intercompany receivable            $87,758        $ --


       Obligations to finance companies transferred to
         affiliated company                                27,807          --


       Long-term debt and related accrued interest             --    $788,844
         converted into convertible preferred stock      --------    --------

                                                         $111,565    $788,844
                                                         ========    ========


               See accompanying notes to condensed financial statements

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997




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

          These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1996. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

          NOTE 2 - RENTAL EQUIPMENT AND DEPRECIATION

          Rental equipment at September 30, 1997 consists of the following:




                                                          NOT
                                           IN SERVICE  IN SERVICE     TOTAL
                                           ----------  ----------     -----

          Equipment, at cost               $528,134   $562,140    $1,090,274
          Less:  accumulated depreciation   274,256    496,575       756,331
                                           --------   --------     ---------

               Net Rental Equipment        $253,878   $ 65,565      $333,943
                                           ========   ========      ========


           The depreciation expense on rental equipment for the nine months ended September 30, 1997 was $43,500.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997


          NOTE 3 - PROPERTY, EQUIPMENT AND DEPRECIATION

          Major classes of property and equipment consist of the following at September 30, 1997:

          Office equipment                 $48,571
          Automobile                         6,955
                                           -------
                                            55,526
          Less:  Accumulated depreciation   43,872
                                           -------
            Net Property and Equipment     $11,654
                                           =======


          Depreciation expense on property and equipment for the nine months ended September 30, 1997 was $7,500.


          NOTE 4 - NOTES PAYABLE

          Notes payable of $150,000 are comprised of the following at September 30, 1997:

          Note Payable to Bank
          --------------------

          The Company maintains a revolving credit line agreement with a commercial bank that is used to finance working capital requirements. At September 30, 1997, the amount outstanding was $135,000. Borrowings are due on demand, with interest payable monthly at prime (9.5% at September 30, 1997) plus 2%. Borrowings under the note are collateralized by certain Company assets not otherwise pledged and the debt is personally guaranteed by the Company's principal officers and Medley Group, Inc.

          Notes Payable to Individuals
          ----------------------------

          Included in notes payable is $15,000 due to individuals, bearing interest at 10% per annum, with due dates in June and October 1997.


          NOTE 5 - LONG-TERM DEBT

          At September 30, 1997, the Company is obligated to various individuals for amounts aggregating $690,895. These notes are for various amounts and mature through January 1999. Interest is payable at rates ranging from 10% to 13.5% per annum. The unsecured portion of these notes is $661,873.

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997


          NOTE 6 - OBLIGATIONS TO FINANCE COMPANIES

          Obligations to finance companies, secured by rental equipment and related rental agreements, consist of:

             18.7% obligation payable in monthly installments
             of $2,260, including interest, through April 1998   $14,880

             23.6% obligation payable in varying monthly
             installments, including interest, through
             November 1999                                        21,867

             21.2% obligation payable in varying monthly
             installments, including interest, through
             November 1999                                        42,663

             18.3% obligation payable in varying monthly
             installments, including interest, through            14,097
             November 1999                                       -------
                                                                  93,507

                                                                  56,717
          Less:  Current maturities                              -------

                                                                 $36,790
            Long-Term Obligations                                -------


          NOTE 7 - DIVIDENDS PAYABLE - PREFERRED STOCK

          The Company has accrued $73,970 of dividends on its preferred stock at September 30, 1997. It is in arrears on the 10% dividends for the last five quarters due to the Company's officers.


          NOTE 8 - INCOME TAXES

          The Company is included in the consolidated federal tax return of its parent, Medley Group, Inc. Federal and state income taxes are provided for on a stand-alone basis as if the Companies filed their own tax returns.

          The provision for income taxes at September 30, 1997 is as follows:


                        Deferred Income Tax Expense:
                          Federal                         $--
                          State                            --
                          Less Valuation Allowance         --
                          Deferred Income Tax             $--
                                                          ===

                            MEDLEY CREDIT ACCEPTANCE CORP.
                         (A SUBSIDIARY OF MEDLEY GROUP, INC.)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

          NOTE 8 - INCOME TAXES (CONTINUED)


          At September 30, 1997, the Company has an unused net operating loss carryforward of approximately $409,800, expiring in 2010, which is available for use on its future corporate federal and state tax returns. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using a 40% combined effective tax rate.

                 Deferred Tax Asset:
                    Tax Benefit of Net Operating Loss    $163,900
                    Less:  Valuation Allowance           (163,900)
                                                          -------
                    Deferred Tax Asset                   $  --
                                                          =======


          Reconciliation of the federal statutory income tax rate to the Company's effective income tax rate is as follows:

          Federal Statutory Rate                       (34)%
          State Income Tax Rate                         (6)%
                                                       -----
                                                       (40)%

          Effect of Net Operating Loss Carryforward     40%
                and Validation Allowance               -----

          Effective Income Tax Rate                     (0)%
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

          RESULTS OF OPERATIONS

          NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

             For the nine months ended September 30, 1997, the Company incurred a net loss of $44,826, as compared to a net loss of $11,926 for the comparable period during 1996. The increase in net loss was primarily attributable to (i) increases in general and administrative expenses associated with the IPO, (ii) the Company's being forced to expend cash flow from operations to satisfy obligations incurred in connection with the IPO rather than reinvesting such cash flow into the Company's operations and
          (iii) the Company's recognizing lease revenue from Medley Refrigeration as an increase in the Company's inter-company receivable due from Medley Refrigeration rather than revenue received from an unrelated person. The general and administrative expenses incurred by the Company in connection with the IPO also had the effect of nullifying the approximate $50,000 decrease in total costs and expenses incurred by the Company during the nine months ended September 30, 1997 as compared to the comparable period during 1996.

             During the nine months ended September 30, 1997, the Company generated leasing revenues of $189,020. This represents a decrease of approximately $110,000 from leasing revenues of $310,920 for the nine months ended September 30, 1996. This decrease in revenues was partially offset, however, by the approximate $50,000 increase in interest income realized during the nine months ended September 30, 1997. This increase in interest income reflects the continuing shift in the Company's assets from maturing leases of dry cleaning equipment to financed refrigeration equipment, particularly with Medley Refrigeration and its affiliates.

             The difference between the Company's net loss for each of the nine month periods ended September 30, 1997 and 1996 as compared to the Company's net loss applicable to common shareholders for the same periods is the accrued but unpaid dividend applicable to shares of the Company's Redeemable Convertible Preferred Stock (the "Convertible Preferred Stock"). These accrued but unpaid dividends are payable to affiliates of the Company and will be paid from a portion of the proceeds raised in the Company's IPO.

             The Company's improved results of operations for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 reflect, generally, a slight increase in revenues coupled with a modest decrease in total costs and expenses.

          LIQUIDITY AND CAPITAL RESOURCES

             At September 30, 1997, the Company had total assets of $1,994,513 as compared to total assets of $1,794,820 at December 31, 1996. This increase in total assets is primarily attributable to increases in accounts receivable relating to new equipment leases entered into, the Company's improved cash position and significantly higher prepaid offering costs associated with the IPO.

             At September 30, 1997, the Company had total liabilities of $1,699,166 as compared to total liabilities of $1,232,799 at December 31, 1996. This increase in liabilities was primarily due to increases in declared but unpaid and accrued Convertible Preferred Stock dividends and accounts payable and accrued expenses incurred in connection with the IPO. In addition, during the third quarter of Fiscal 1997, the Company was required to incur approximately $140,000 in borrowings from unaffiliated lenders to support working capital requirements.

             At September 30, 1997, the Company had total stockholders' deficit of $524,934 as compared to total stockholders' deficit of $258,260 at December 31, 1996. This increase in stockholders' deficit is primarily attributable to the Company's incurring increased expenses in connection with the IPO, coupled with the Company's inability, due to these expenses, to reinvest into its business, cash flow from operations.

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

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits
               --------

               27 - Financial Data Schedule


          (b)  Reports on Form 8-K
               -------------------

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