Form 10KSB
period 1997-12-31
MEDLEY CREDIT ACCEPTANCE CORP
filed 1998-06-11
CIK 1037271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

                        Commission file number 000-22681

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                        13-3571419
  ----------------------------                            ----------------
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

       1100 PONCE DE LEON BOULEVARD
          CORAL GABLES, FLORIDA                                33134
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (305) 443-5002
                -----------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)
                         Common Stock Purchase Warrants
                                (Title of Class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and non disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $292,536

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,157,579 shares of Common Stock, $.01 par value per share, at May 31,1998.

         Transitional Small Business Disclosure Format (Check One):

                                 YES [ ]  NO [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation, in late December 1997, of the Company's initial public offering of approximately $6.8 million of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have immediate earnings potential and long-term growth possibilities.

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of (i) dry cleaning equipment to small dry cleaning business throughout the eastern United States and (ii) refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down, commencing during the fiscal year ended December 31, 1997 ("Fiscal 1997"), its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing and traditional financing business lines, while establishing a market presence for the same, the Company, since the closing of the IPO, has consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in Americal Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance related services, and (iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing) and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), companies engaged, generally, in providing back office auditing and other financial administrative services principally to the medical industry.

         AFG's factoring business, i.e., the discounted purchase of approved accounts receivable, will be limited, principally, to credit insured and other extremely low-risk accounts receivable. In connection with the formation of AFG, the Company entered into employment agreements with two seasoned finance professionals who have covenanted to the Company that they will generate, in the aggregate, significant factored accounts receivable for AFG per annum. For purposes of providing AFG with the capital necessary to initiate full-time factoring operations, AFG has entered into a $4 million credit facility (the "AFG Facility") with FINOVA Capital Corporation ("FINOVA"). Advances under the AFG Facility are secured by the pledge to FINOVA of AFG's factored receivables and the limited guaranty of the Company. In addition, these two seasoned finance professionals have been granted the right to exchange their 20% interest in AFG (the Company owns the remaining 80% of AFG) for shares of the Company's Common Stock (aggregating approximately 3% of the Company's outstanding shares) upon AFG's achieving certain financial performance levels. These two individuals are also entitled to established cash bonuses based upon AFG's future financial performance.

         The Company's AIM subsidiary, which operated independently for over 20 years prior to its acquisition by the Company, markets a variety of financial and insurance related services. In consideration for the Company's purchase of AIM, the Company agreed to issue to the principal of AIM shares of the Company's Common Stock on the first, second and third anniversaries of the AIM acquisition (representing, in the aggregate, less than 1% of the outstanding shares of Common Stock of the Company) in exchange for the remaining 20% of AIM capital stock not originally acquired by the Company, and incentive stock options pursuant to the Company's 1997 Stock Option Plan (the "Option Plan") to acquire additional shares of Common Stock of the Company based upon AIM's future operating performance. In addition, the principal of AIM was issued a three year employment contract. This principal also has been granted the right, exercisable at any time on or prior to March 13, 2000, to repurchase all of the outstanding capital stock of AIM. The purchase price payable by this principal to the Company should he exercise this right by March 13, 1999 will equal 65% of the net paid in capital of AIM at the time of exercise. If this right is exercised after March 13,1999, the purchase price will be the product of (i) an amount equal to AIM's gross sales during the 12 months immediately preceding the exercise of this right multiplied by (ii) .10 multiplied by (iii) 2.3.

         The Company's Medical Billing Subsidiaries, which each operated independently for more than two years prior to their acquisition by the Company, provide back office auditing and other financial administrative services principally to the medical industry. These entities enable the Company, among other things, to save the costs and expenses associated with either building internally, or outsourcing, such back office and administrative services. In consideration for the Company's purchase of the Medical Billing Subsidiaries, the Company agreed to issue to the principals of the Medical Billing Subsidiaries an aggregate of 585,000 shares of Common Stock, each share valued at $4.50, one-half of which were issued upon the closing of the acquisitions, with the remaining one-half of such shares being issuable on the first anniversary of such acquisitions. In addition, the Company agreed to issue to the principals of the Medical Billing Subsidiaries incentive stock options pursuant to the Company's Option Plan to acquire, through December 31, 2001, under certain circumstances, up to an aggregate of 150,000 additional shares of Common Stock based upon the Medical Billing Subsidiaries' future financial performance. Further, the principals of the Medical Billing Subsidiaries were issued three year employment contracts.

         Since the consummation of its IPO, the Company's traditional financing business has closed four significant loans, one, a general purpose secured loan in the principal amount of $500,000, the second, a secured debt refinancing facility in the approximate principal amount of $400,000, the third, a motion picture completion loan in the approximate principal amount of $350,000 secured by the assignment to the Company of the borrower's film distribution rights, revenue stream and capital stock, and the fourth, a general purpose secured loan in the principal amount of $110,000. The Company anticipates continuing to provide similar financing services as its cash flow permits.

         The $500,000 general purpose loan was made to an unaffiliated borrower, matures on December 26, 1998, bears interest at the rate of 10% per annum, and is secured by the pledge to the Company of 1.5 million shares of the borrower's capital stock. Shares of the borrower's capital stock currently are traded on the Nasdaq SmallCap Market System.

         The $400,000 debt refinancing was extended to an unaffiliated borrower, matures on January 8, 1999, bears interest at the rate of 10% per annum, and is secured by the pledge to the Company of 65,000 shares of the Company's Common Stock owned by the borrower (which shares represent approximately 2% of the outstanding Common Stock of the Company) and the pledge of all of the borrower's capital stock.

         The $350,000 motion picture completion loan, which was part of a $600,000 syndicated facility (repayment of the $250,000 principal portion of the loan not advanced by the Company has been guaranteed by the Company), was extended to an unaffiliated borrower, matures on September 23, 1998, bears interest at the rate of 10% per annum (which, when added with other financial arrangements, results in an 18% per annum yield to the Company) and is secured by the assignment to the Company of the borrower's film distribution rights, revenue stream and capital stock. In addition, in March 1998, the Company entered into a Distribution Receivables Purchase Program with the borrower pursuant to which the Company agreed to purchase at a discount (with full recourse against the borrower), up to $100,000 per month of approved distribution rights or accounts receivable of the borrower not otherwise encumbered or assigned to any third party.

         The $110,000 general purpose loan was made to an unaffiliated borrower, matures on October 1, 1999, bears interest at the rate of 18% per annum, and is secured by the pledge of the borrower's stock, a lien covering all of the borrower's assets and the personal guaranty of the Borrower's principal.

         In addition, since the consummation of the IPO, the Company has provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum, which fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.7 million standby letter of credit on behalf of the affiliate. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's Common Stock owned by the affiliate, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

         The Company was incorporated under the laws of the State of Delaware on May 2, 1990 under the name Premier Lease Concepts, Inc. In September 1993, Premier Lease Concepts, Inc. was merged into a subsidiary of Medley Group, Inc., a Delaware corporation and the Company's principal stockholder ("Group"). As part of this merger, the Company's name was changed to Medley Credit Acceptance Corp. Group is controlled by Robert D. Press, the Chairman of the Board, President and Chief Executive Officer of the Company, and Steven L. Edelson, a principal stockholder, and the former Chairman of the Board, of the Company. The Company's principal executive offices are located at 1100 Ponce de Leon Boulevard, Coral Gables, Florida 33134.

FACTORING BUSINESS

         The Company currently anticipates that its factoring business, presently comprised of its AFG subsidiary, will be responsible for generating a substantial portion of the Company's revenue during the immediate future. In addition to its AFG operations, which focuses on the purchase of credit insured receivables, the Company anticipates expanding its operations to include traditional factoring, i.e., providing small-to-medium sized, high risk growth companies with capital through the discounted purchase of their accounts receivable. The Company also expects to make advances to its factoring clients collateralized by inventory, equipment, real estate and other assets (collectively, "Collateralized Advances").

         The Company believes that this facet of its factoring business will consist, generally, of the Company entering into an accounts receivable factoring and security agreement with a client which will (i) obligate the client to sell the Company a minimum amount of accounts receivable each month (or a minimum amount of receivables during the term of the agreement); (ii) usually have a term of not less than six months and, more likely, one year and
(iii) be automatically renewable. When making a Collateralized Advance, the Company will enter into such additional agreements with the client, and, if appropriate, third parties, as the Company deems necessary or desirable, based on the type(s) of collateral securing the Collateralized Advance. The Company will purchase accounts receivable from its factoring clients at a discount from face value and usually require the client's customers to make payment on the receivables directly to the Company. To secure all of a client's obligations to the Company, the Company will also take a lien on all accounts receivable of the client (to the extent not purchased by the Company) and, whenever available, blanket liens on all of the client's other assets (some or all of which liens may be subordinate to other liens). Since the Company, generally, will have no recourse against its clients for receivables of such client sold to the Company, substantially all factored receivables to be acquired by the Company will be pre-approved and covered by credit insurance underwritten by credible insurance companies. When making a Collateralized Advance, the Company will almost always take a first lien on the specific collateral securing the Collateralized Advance. The Company may, on occasion, make Collateralized Advances secured by a subordinate position, but only if management of the Company determines that the equity available to the Company in a subordinate position would be adequate to secure the Collateralized Advance. The Company will almost always require personal guaranties (either unlimited or limited to the validity and collectibility of purchased accounts receivable) from each client's principals. Although the Company will obtain as much collateral as possible and usually retain full recourse rights (subject to fraud) against its clients, clients (and account debtors) may fail and accordingly, there can be no assurance that the collateral obtained and the recourse rights retained (together with any personal guaranties) will be sufficient to protect the Company against loss.

DISCONTINUED OPERATIONS

         Prior to the IPO, the Company's operations focused primarily on the dry cleaning and refrigeration equipment leasing businesses. Dry cleaning equipment leasing would typically involve a total cost of between $60,000 to $70,000 per lease for a five-year term, with the lessee having the option to buy the equipment at the end of the lease term for the fair market value thereof. The internal rate of return of such leases was generally attractive to the Company. Such leases could be refinanced or sold at discount rates substantially less than the return implicit in the lease itself. Such finance discounting was, in most instances, accomplished on a full nonrecourse basis. Due to the decrease, commencing in 1995, of dry cleaning equipment financing opportunities, and the general reduction in risk associated with the financing of refrigeration equipment as compared to dry cleaning equipment (primarily due to the significantly reduced cost of refrigeration equipment as compared to dry cleaning equipment), the Company, during 1996, began de-emphasizing its dry cleaning equipment business and began concentrating marketing efforts on the refrigeration equipment leasing business.

         The Company's refrigeration equipment leasing business focused on the Company's financing refrigeration equipment sold or leased by affiliates of Group collectively doing business under the name "Medley Refrigeration" ("Refrigeration"). Refrigeration was principally engaged in the provision of refrigeration equipment and services to the food service and hospitality industries and other businesses throughout central and southeastern Florida. During December 1996, Refrigeration assigned to the Company (the "Assignment") all of Refrigeration's rights to receive revenues from, and rights of collection with respect to, a majority of the refrigeration equipment leases entered into by Refrigeration with its customers. Prior to the Assignment, the Company historically would lend Refrigeration the capital necessary for Refrigeration to either purchase or manufacture refrigeration equipment for its customers. Refrigeration, in turn, would lease this refrigeration equipment to its customers who, as a condition to the lease, would grant the Company a security interest in the leased equipment to collateralize the customer's payment obligations under the equipment lease. As a result of the Assignment, lease payments with respect to a majority of the equipment leases extended to Refrigeration's customers became payable directly to the Company.

         The Company has made a business decision, effective during Fiscal 1997, to orderly wind down its dry cleaning and refrigeration equipment financing operations.

COMPETITION

         The factoring, finance and equipment leasing businesses are highly fragmented. The Company competes, and in the future, will compete, for customers with a number of national, regional and local finance and factoring companies, including those which, like the Company, specialize in particular segments of the overall market. In addition, the Company's competitors include, and will include, those equipment manufacturers which finance the sale or lease of their products themselves, other traditional types of financial services companies, such as commercial banks and savings and loan associations, and conventional leasing and factoring companies. Although the Company believes that it currently maintains a competitive advantage on the basis of its convenience-oriented financing and value-added services, many of the Company's competitors and potential competitors possess substantially grater financial, marketing and operational resources. Moreover, the Company's future profitability will be directly related to the Company's ability to access capital funding and to obtain favorable funding rates as compared to the capital and costs of capital available to its competitors. Accordingly, there can be no assurance that the Company will be able to continue to compete successfully in its targeted markets.

EMPLOYEES

         The Company, on a consolidated basis, currently employs approximately 40 full-time employees. The Company believes that this workforce is adequate to meet the Company's reasonably foreseeable requirements.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently owns no real property and conducts its business from facilities leased to the Company by an affiliate of Maynard Hellman, a director of the Company. The Company pays this affiliate of Mr. Hellman approximately $38,000 per year to cover the Company's allocated rental and common expense charges with respect to the facility encompassing the Company's offices. The Company believes this facility is well maintained and adequate to meet the Company's needs for the foreseeable future.

         The Company's subsidiaries do not own any real property and conduct their respective businesses from facilities leased to them, at market rates, by unaffiliated persons. The Company believes that such leased facilities are adequate for its subsidiaries' reasonably foreseeable operations.

ITEM 3.  LEGAL PROCEEDINGS

         At this time, the Company is not involved in any pending or threatened legal proceeding involving it or any of its assets.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of Fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since late December 1997, the Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") have been quoted on the Electronic Bulletin Board maintained by NASDAQ under the symbols "MCAC" and "MCACW", respectively.

         The following table set forth the monthly high and low bid quotations on the Electronic Bulletin Board for the Common Stock of the Company. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions or necessarily represent actual transactions.

COMMON STOCK                         HIGH                  LOW
------------                         ----                  ---

1998
January                              $6.88                $4.88
February                              7.25                 4.00
March                                 5.50                 2.75
April                                 5.13                 4.00
May                                   2.25                 1.01

         At May 31, 1998, there were 152 holders of record of the Company's Common Stock and 33 holders of record of Warrants. Since the Company's Common Stock and Warrants are held in street name, it believes that there are substantial additional beneficial holders of the Common Stock and Warrants.

         The Company has never declared any cash dividends with respect to its shares of Common Stock and does not anticipate that dividends will be declared in the foreseeable future, as all available cash will be utilized for use in the Company's business.

         The Company consummated its IPO on December 24, 1997. The IPO was self-underwritten by the Company. The securities sold by the Company in its IPO were offered and sold pursuant to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2, File No. 333-24937 (the "Registration Statement"), declared effective by the Securities and Exchange Commission (the "SEC") on December 24, 1997. Pursuant to the Registration Statement, an aggregate of 1,600,000 shares of Common Stock and 1,600,000 Warrants were registered for sale by the Company. The Company commenced sales in connection with the IPO concurrently with the SEC's declaring the Registration Statement effective.

         In connection with the IPO, the Company sold 1,217,382 shares of Common Stock at $5.50 per share (of which 1,017,283 shares were sold directly by the Company; the remaining 200,000 shares were sold by Group and the proceeds from such sale ($1,100,000) were remitted to the Company by Group on behalf of Refrigeration to satisfy all intercompany indebtedness then owing to the Company by Refrigeration), and 1,223,250 Warrants at $.15 per Warrant. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $5.75 at any time commencing July 22, 1998 until July 22, 2002. The remaining 382,618 shares of Common Stock and 376,750 Warrants registered for sale by the Company in the IPO remain unsold. The Company anticipates filing a further Post-Effective Amendment to the Registration Statement shortly to terminate the offer and sale of shares of Common Stock and Warrants in the IPO.

         The Company received cash and subscriptions for approximately $6,893,000 of securities in the IPO. Of this amount, approximately $5,659,000 represented subscriptions for securities satisfied in cash, with the remaining approximate $1,234,000 in subscriptions satisfied by the Company's issuance, out of shares of Common Stock registered for sale in the IPO, of approximately 224,360 shares of Common Stock (the "Conversion Shares"). Each Conversion Share was valued at $5.50 and issued to satisfy $5.50 of then existing obligations owing by the Company to subscribers in the IPO. Of the approximate $6,893,000 in cash and subscriptions received by the Company, approximately $334,000 in cash was applied to satisfy legal and accounting expenses incurred in the IPO and approximately $430,000 in cash was paid to unaffiliated consultants for advice rendered in connection with the consummation of the IPO, which advice management of the Company believed was necessary given the fact that the IPO was being self-underwritten by the Company and not offered and sold in the traditional manner through experienced investment bankers, brokers and dealers. Further, the Company could not rely upon the efforts and services of clearing firms traditionally engaged in IPO's that are not self-underwritten. In addition, approximately $8,700 in cash was paid in satisfaction of escrow agent fees and expenses and approximately $265,000 in cash was paid to unaffiliated persons in satisfaction of IPO offering and marketing expenses.

         Moreover, approximately $56,000 of the cash proceeds raised in the IPO were utilized, and approximately 66,632 Conversion Shares were issued, by the Company to satisfy approximately $366,475 of declared but unpaid dividends owing with respect to shares of the Company's Series A 10% Convertible Preferred Stock (the "Preferred Stock"). Of these Conversion Shares, approximately 13,740 Conversion Shares were issued to Robert D. Press, Chairman of the Board, President and Chief Executive Officer of the Company, in satisfaction of approximately $75,590 of declared but unpaid Preferred Stock dividends owing to Mr. Press, approximately 41,785 Conversion Shares were issued to Carol Edelson, a principal stockholder and the wife of the former Chairman of the Board of the Company, in satisfaction of approximately $230,000 of declared but unpaid Preferred Stock dividends owing to Ms. Edelson and approximately 2,880 Conversion Shares were issued to an affiliate of Arthur J. Press, a director of the Company and the father of Robert D. Press, in satisfaction of approximately $15,860 of declared but unpaid Preferred Stock dividends owing to the affiliate of Mr. Press.

         In addition, approximately 127,270 other Conversion Shares were issued by the Company in the IPO to satisfy approximately $700,000 of other indebtedness (including interest) of the Company. Of these other Conversion Shares, approximately 23,950 Conversion Shares were issued to Robert D. Press in satisfaction of approximately $131,700 of indebtedness owing to Mr. Press, approximately 8,860 Conversion Shares were issued to Ms. Edelson in satisfaction of approximately $48,750 of indebtedness owing to Ms. Edelson, approximately 12,525 Conversion Shares were issued to the affiliate of Arthur
J. Press in satisfaction of approximately $69,000 of indebtedness owing to such affiliate, 10,000 Conversion Shares were issued to an affiliate of Maynard Hellman, a director of the Company, in satisfaction of $55,000 of indebtedness owing to Mr. Hellman's affiliate and 9,555 Conversion Shares were issued to an affiliate of Steven Dreyer, a former director of the Company in satisfaction of $52,552 of indebtedness owing to such affiliate. Further, 15,000 other Conversion Shares were issued to each of Robert D. Press and Carol Edelson in satisfaction of certain redemption obligations owing to each of them with respect to 15,000 other shares of Common Stock owned by each of Mr. Press and Ms. Edelson.

         Following the application of cash proceeds from the IPO, the Company was left with approximately $4,620,000 in net proceeds from the IPO.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation, in late December 1997, of the Company's IPO, the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have immediate earnings potential and long-term growth possibilities.

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of (i) dry cleaning equipment to small dry cleaning business throughout the eastern United States and (ii) refrigeration equipment sold or leased by Refrigeration. The Company has made a business decision to orderly wind down, commencing during Fiscal 1997, its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing and traditional financing business lines, while establishing a market presence for the same, the Company, since the closing of the IPO, has consummated several significant transactions. Principal among these were the Company's formation of its AFG factoring subsidiary, the Company's acquisition of a majority interest in AIM, a marketer and manager of financial and insurance related services, and the Company's acquisition of the Medical Billing Subsidiaries, companies engaged, generally, in providing back office auditing and other financial administrative services principally to the medical industry.

         In connection with the formation of AFG, the Company entered into employment agreements with two seasoned finance professionals who have covenanted to the Company that they will generate, in the aggregate, significant factored accounts receivable for AFG per annum. For purposes of providing AFG with the capital necessary to initiate full-time factoring operations, AFG entered into the $4 million AFG Facility with FINOVA. Advances under the AFG Facility are secured by the pledge to FINOVA of AFG's factored receivables and the limited guaranty of the Company. In addition, AFG's two seasoned finance professionals have been granted the right to exchange their 20% interest in AFG (the Company owns the remaining 80% of AFG) for shares of the Company's Common Stock (aggregating approximately 3% of the Company's outstanding shares) upon AFG's achieving certain financial performance levels. These two individuals are also entitled to established cash bonuses based upon AFG's future financial performance.

         In consideration for the Company's purchase of a majority interest in AIM, the Company agreed to issue to the principal of AIM shares of the Company's Common Stock on the first, second and third anniversaries of the AIM acquisition, which shares represent, in the aggregate, less than 1% of the outstanding shares of Common Stock of the Company, in exchange for the 20% of AIM capital stock not originally acquired by the Company, and incentive stock options pursuant to the Company's Option Plan to acquire additional shares of Common Stock of the Company based upon AIM's future financial performance. In addition, the principal of AIM was issued a three year employment contract. This principal also has been granted the right, exercisable at any time on or prior to March 13, 2000, to repurchase all of the outstanding capital stock of AIM. The purchase price payable by this principal to the Company should he exercise this right by March 13, 1999 will equal 65% of the net paid in capital of AIM at the time of exercise. If this right is exercised after March 13,1999, the purchase price will be the product of (i) an amount equal to AIM's gross sales during the 12 months immediately preceding the exercise of this right multiplied by (ii) .10 multiplied by (iii) 2.3.

         In consideration for the Company's purchase of the Medical Billing Subsidiaries, the Company agreed to issue to their principals an aggregate of 585,000 shares of Common Stock, each share valued at $4.50, one-half of which were issued upon the closing of the acquisitions, with the remaining one-half of such shares being issuable on the first anniversary of such acquisitions. In addition, the Company agreed to issue to the principals of the Medical Billing Subsidiaries incentive stock options pursuant to the Company's Option Plan to acquire, through December 31, 2001, under certain circumstances, up to an aggregate of 150,000 additional shares of Common Stock based upon the Medical Billing Subsidiaries' future financial performance. In addition, the principals of the Medical Billing Subsidiaries were issued three year employment contracts.

       In addition, since the consummation of the IPO, the Company's traditional financing business has closed four significant loans, one, a general purpose secured loan in the principal amount of $500,000, the second, a secured debt refinancing facility in the approximate principal amount of $400,000, the third, a motion picture completion loan in the approximate principal amount of $350,000 secured by the assignment to the Company of the borrower's film distribution rights, revenue stream and capital stock, and the fourth, a general purpose secured loan in the principal amount of $110,000. The Company anticipates continuing to provide similar financing services as its cash flow permits.

       The $500,000 general purpose loan was made to an unaffiliated borrower, matures on December 26, 1998, bears interest at the rate of 10% per annum, and is secured by the pledge to the Company of 1.5 million shares of the borrower's capital stock. Shares of the borrower's capital stock currently are traded on the Nasdaq SmallCap Market System.

         The $400,000 debt refinancing was extended to an unaffiliated borrower, matures on January 8, 1999, bears interest at the rate of 10% per annum, and is secured by the pledge to the Company of 65,000 shares of the Company's Common Stock owned by the borrower (which shares represent approximately 2% of the outstanding Common Stock of the Company) and the pledge of all of the borrower's capital stock.

         The $350,000 motion picture completion loan, which was part of a $600,000 syndicated facility (repayment of the $250,000 principal portion of the loan not advanced by the Company has been guaranteed by the Company), was extended to an unaffiliated borrower, matures on September 23, 1998, bears interest at the rate of 10% per annum (which, when added with other financial arrangements, results in an 18% per annum yield to the Company) and is secured by the assignment to the Company of the borrower's film distribution rights, revenue stream and capital stock. In addition, in March 1998, the Company entered into a Distribution Receivables Purchase Program with the borrower pursuant to which the Company agreed to purchase at a discount (with full recourse against the borrower), up to $100,000 per month of approved distribution rights or accounts receivable of the borrower not otherwise encumbered or assigned to any third party.

         The $110,000 general purpose loan was made to an unaffiliated borrower, matures on October 1, 1999, bears interest at the rate of 18% per annum, and is secured by the pledge of the borrower's stock, a lien covering all of the borrower's assets and the personal guaranty of the Borrower's principal.

         In addition, since the consummation of its IPO, the Company has provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum, which fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.7 million standby letter of credit on behalf of the affiliate. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's Common Stock owned by the affiliate, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

RESULTS  OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         For Fiscal 1997, the Company generated revenues of $292,536, a decrease of $156,763, or approximately 35%, from revenues of $449,299 for the fiscal year ended December 31, 1996 ("Fiscal 1996"). This decrease in revenues was primarily attributable to the Company's decision to orderly wind down its dry cleaning and refrigeration equipment leasing operations beginning in Fiscal 1997, and the Company's expending significant time and resources to consummate the IPO.

         During Fiscal 1997, the Company incurred an approximate $180,000, or approximately 25%, increase in general and administrative expenses over Fiscal 1996 figures, principally as a result of satisfying obligations incident to the consummation of the IPO. As a consequence thereof, coupled with the aforementioned decrease in revenues during Fiscal 1997, the Company generated losses from operations during Fiscal 1997 of $655,490, a $378,850, or approximate 135%, increase in losses from operations from Fiscal 1996. When combined with the one-time $600,000 reversal of estimate for uncollectible advances to an affiliate recorded during Fiscal 1996, and the provision for dividends with respect to shares of the Company's Preferred Stock, the Company generated net losses applicable to common shareholders for Fiscal 1997 of $992,179, or losses of $.58 per common share, as compared to net income applicable to common shareholders of $90,638, or income of $.05 per common share, for Fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995

         For Fiscal 1996, the Company generated revenues of $356,235, an approximate 8% reduction from revenues of $388,008 for the fiscal year ended December 31, 1995 ("Fiscal 1995"). Revenues for Fiscal 1996 and Fiscal 1995 represented, principally, payments received against dry cleaning equipment leases financed by the Company. During Fiscal 1996, however, the Company began de-emphasizing its dry cleaning equipment financing business and primarily concentrated its marketing efforts in the refrigeration equipment financing area. Consequently, during Fiscal 1996, the Company entered into approximately 41 new financing agreements with customers of Refrigeration while it did not enter into any new dry cleaning equipment financing agreements.

         For Fiscal 1996, the Company generated net income of $323,360, as compared to a net loss of $896,607 for Fiscal 1995. This significant change in operating results was primarily due to the reversal, during Fiscal 1996, of a $600,000 provision for uncollectible advances to an affiliate (Refrigeration) recorded during Fiscal 1995. This $600,000 provision was taken essentially because at December 31, 1995, total advances by the Company to Refrigeration approximated $1.3 million. This intercompany receivable was generated and had grown as a result of the Company's advancing monies to Refrigeration to enable Refrigeration to manufacture or otherwise acquire refrigeration equipment which Refrigeration would then lease to its customers. Refrigeration historically would then receive the lease payments relating to this equipment directly from its customers, but, in lieu of remitting these payments to the Company to reduce the outstanding intercompany balance, Refrigeration contributed these amounts to operate and expand its business. Since Refrigeration had not, prior to the September 1996 audit date for the Company's Fiscal 1995 financial statements, satisfied any meaningful portion of the outstanding advances made to it by the Company, the independent public accountants auditing the Company's Fiscal 1995 financial statements determined that recording the $600,000 provision was appropriate.

         A reversal of the $600,000 provision was taken during Fiscal 1996 essentially because the Company was able to adequately demonstrate that the uncollectible advances in question were, in fact, collectible.

         For Fiscal 1996, the Company generated net income per common share of $.05 as compared to a net loss per common share of $.98 for Fiscal 1995. This change in net income per common share was primarily the result of the reversal of the $600,000 provision for uncollectible advances made to Refrigeration.

LIQUIDITY AND CAPITAL RESOURCES

         On December 24, 1997, the Company consummated its IPO of 1,217,382 shares of Common Stock (of which 1,017,382 shares were sold directly by the Company; the remaining 200,000 shares were sold for the benefit of Group, but the proceeds from such sale ($1,100,000) were remitted by

Group on behalf of Refrigeration to the Company to satisfy all intercompany indebtedness then owing to the Company by Refrigeration), and 1,223,250 Warrants. The Company received cash and subscriptions for approximately $6,893,000 of securities in the IPO. Of this amount, approximately $5,659,000 represented subscriptions for securities satisfied in cash, with the remaining approximate $1,234,000 in subscriptions satisfied by the Company's issuance, out of shares of Common Stock registered for sale in the IPO, of approximately 224,360 Conversion Shares. Each Conversion Share was valued at $5.50 and issued to satisfy $5.50 of then existing obligations owing by the Company to subscribers in the IPO. As a consequence of the consummation of the IPO, the Company received net proceeds, after giving effect to the payment of all offering and related expenses, the satisfaction of certain indebtedness owing by the Company to various current and former affiliates and their respective family members and others and the satisfaction of declared but unpaid dividends with respect to the Preferred Stock of approximately $4,620,000. The Company intends to utilize the net proceeds from the IPO to implement and expand, as mentioned above, its new accounts receivable financing and traditional financing business lines, and expand its equipment leasing business by broadening and intensifying its marketing efforts.

         In connection with the IPO, Group advanced approximately $580,000 to two employees of one of its affiliates to enable such employees to purchase an aggregate of 106,000 shares of Common Stock in the IPO. These loans were secured by the pledge of the shares of Common Stock acquired with the proceeds of such loans. These loans were payable (in the form of additional compensation) in equal, annual installments over five years, provided the employees in question remained in the employ of the affiliate of Group for such five year period. Otherwise, these loans would become immediately due and payable. Subsequent to the consummation of the IPO, the two employees in question left the employ of Group's affiliate. Consequently, the 106,000 shares of Common Stock pledged to Group to secure the employees' obligations to Group under their loans were transferred to Group in satisfaction of all indebtedness owing to Group pursuant to these loans.

         In addition, Group loaned approximately $1.15 million to four persons unaffiliated with the Company to enable such persons to acquire approximately 205,000 shares of Common Stock in the IPO. These loans mature in five years, bear interest at the rate of 5% per annum and are secured by the pledge of the shares of Common Stock acquired with the proceeds of such loans. These loans are otherwise non-recourse obligations of the borrowers.

         At December 31, 1997, the Company had total assets of $4,955,831 as compared to total assets of $1,794,820 at December 31, 1996. This increase in total assets is primarily due to the Company's receipt of approximately $4.6 million of net cash proceeds from the IPO, which amount includes the proceeds from the repayment by Group, on behalf of Refrigeration, of $1.1 million of the then outstanding intercompany receivable owing by Refrigeration to Group. In addition, following the closing of the IPO and prior to the end of Fiscal 1997, the Company's traditional financing business made the aforementioned $500,000 general purpose secured loan to an unaffiliated borrower. This loan is reflected on the Company's balance sheet at December 31, 1997 as a $500,000 finance receivable.

         In addition, prior to the end of Fiscal 1997, the Company provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum, which fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.7 million standby letter of credit on behalf of the affiliate. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under the letter of credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's Common Stock owned by the affiliate, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

         At December 31, 1997, the Company had total liabilities of $751,211, as compared to total liabilities of $1,232,799 at December 31, 1996. This decrease in liabilities was primarily due to the satisfaction by the Company, as a result of the issuance of Conversion Shares in the IPO, of various liabilities owing by the Company, including all liabilities for declared but unpaid dividends with respect to the Preferred Stock.

         At December 31, 1997, the Company had total stockholders' equity of $4,204,620, as compared to total stockholders' deficit of $258,260 at December 31, 1996. The significant increase in stockholders' equity is attributable directly to the Company's receipt of subscription proceeds in the IPO.

         The Company's experience in the specialty finance business has historically been conducted with a smaller capital base than currently is available to the Company. As a consequence of the consummation of the IPO, the Company believes that it is positioned to secure additional lines of credit and traditional bank financings for the purpose of expanding and developing its business lines. The Company further believes that its expanded business will enable it to pursue service oriented financing activities such as accounts receivable financing and locating potential equipment lessees and referring them to the Company's financing sources on a fee basis. In addition to such factoring and brokering activities, the Company anticipates expanding into more traditional loan origination business segments, i.e., traditional financing services, including the provision of credit review services, documentation services and loan servicing activities. There can be no assurance, however, that the Company will successfully implement all or a portion of this anticipated expansion.

         The Company is dependent on the proceeds of the IPO to finance its ongoing specialty finance business, to commence its accounts receivable financing and traditional financing businesses and to finance its other working capital requirements. The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that the proceeds of the IPO will be sufficient to satisfy the contemplated cash requirements of the Company for approximately the next 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate, or the proceeds of the IPO prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease its operations.

ITEM 7.  SELECTED FINANCIAL DATA

         The selected historical financial information of the Company set forth below should be read in conjunction with the audited financial statements of the Company and notes thereto contained elsewhere in this Annual Report on Form 10-KSB.

         The statement of operations data for the year ended December 31, 1997 and 1996, and the balance sheet data as of December 31, 1997 and 1996, are derived from, and are qualified by reference to, the audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-KSB. No cash dividends have ever been declared or paid on shares of the Company's Common Stock.

         The required financial statements of the Company are included as part of this Annual Report on Form 10-KSB beginning on page F-1.

STATEMENT OF OPERATIONS DATA :
                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1997             1996
                                                ----             ----

Total Revenues......................         $ 292,536         $449,299
Total Costs and Expenses............           948,026          725,939
Loss from Operations................          (655,490)        (276,640)
Total Other Income (Expenses).......           (40,580)         600,000
Net Income (Loss) ..................          (696,070)         323,360
Net Income (Loss) Applicable
 to Common Shareholders.............          (992,170)          90,638
Net Income (Loss) Per
  Common Share......................              (.58)             .05

BALANCE SHEET DATA:
                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                 1997              1996
                                                 ----              ----

Working Capital (Deficit)...........        $4,108,166       $  (90,320)
Total Assets........................         4,955,831        1,794,820
Total Liabilities...................           751,211        1,232,799
Stockholders' Equity (Deficit)......         4,204,620         (258,620)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

       NAME         AGE     POSITION(S) WITH THE COMPANY
       ----         ---     ----------------------------

Robert D. Press     34      President, Chief Executive Officer and Chairman
                            of the Board

Maynard Hellman     52      Director

Arthur J. Press     69      Director

         Robert D. Press has served as Chairman of the Board of the Company since August 1997 and as President, Chief Executive Officer and a Director of the Company since its inception in September 1993. Mr. Press devotes all of his business time and efforts to the affairs of the Company. From June 1990 to August 1993, Mr. Press served as President of Premier Lease Concepts, Inc., the Company's predecessor. In addition, from 1989 to 1997, Mr. Press served as President of Performance Capital Management, Inc., a holding company controlled by Messrs. Press and Steven L. Edelson, a principal stockholder, and the former Chairman of the Board, of the Company, which had interests in brokerage and investment management, and as President of Group since October 1992. Mr. Press also served, from 1991 to July 1997, as a licensed registered representative of PCM Securities Limited, L.P., an NASD registered broker-dealer. Mr. Press holds a B.A. degree in Economics from Brandeis University. From 1984 to 1986, Mr. Press worked as a full-time trading systems consultant to several major Wall Street firms, including The Longview Group. In 1986, Mr. Press joined Chemical Bank, N.A. ("Chemical Bank") as an internal consultant in trading and capital markets, and later in 1986, Mr. Press joined in the formation of Chemical Bank's Interest Rate Arbitrage trading group, of which Mr. Press became the principal trader responsible for the global trading and investment decisions of a multi-billion dollar portfolio. Mr. Press holds a Series 7 and 63 professional securities licenses. Mr. Press is the son of Arthur J. Press, a director of the Company.

         Maynard J. Hellman has served as a Director of the Company since January 1997. Since January 1988, Mr. Hellman has served as managing partner of the Coral Gables, Florida based law firm of Hellman & Mass. From 1983 until 1988, Mr. Hellman was engaged in the private practice of law and prior thereto, Mr. Hellman served as a partner in the Miami, Florida law firm of Gilbert, Silverstein and Hellman. Mr. Hellman holds a J.D. degree from the University of Miami School of Law and a B.B.A degree in Accounting from the University of Miami School of Business Administration.

         Arthur J. Press has served as a Director of the Company since January 1998. Prior to his retirement in 1987, Mr. Press served as the Vice President of Commercial Lending for Chemical Bank. Mr. Press is the father of Robert D. Press, the Chairman of the Board, President and Chief Executive Officer of the Company.

         The Company's Directors held office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Non-employee Directors of the Company receive a $500 fee for attendance at each Board of Directors (or committee) meeting, together with reimbursement of reasonable expenses incurred in attending such meetings. The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board.

         Robert D. Press has been granted an irrevocable proxy from Steven L. Edelson to vote all shares of Group capital stock beneficially owned by Mr. Edelson. Except as set forth above, no arrangement or understanding exists between any of the Company's Directors and officers and any other person pursuant to which and Director or officer was elected as a Director or officer of the Company.

         During Fiscal 1997, none of the Company's officers, directors or beneficial owners of more than 10% of the Company's outstanding shares of Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10. EXECUTIVE COMPENSATION

         During Fiscal 1997, the Company paid to Robert D. Press, the Company's Chairman of the Board, President and Chief Executive Officer, cash remuneration of $45,711. Mr. Press is the sole executive officer of the Company. In addition, the Company paid Mr. Press, during the first quarter of the fiscal year ending December 31, 1998, a cash bonus of $60,000 relating to Fiscal 1997. No other form of remuneration was paid by the Company to Mr. Press during, or on account of, Fiscal 1997. The Company is party to an employment contract with Mr. Press. The following table summarizes the aggregate annual compensation payable by the Company to Mr. Press effective March 1, 1998:

NAME OF INDIVIDUAL   CAPACITY IN WHICH SERVED            AGGREGATE COMPENSATION
------------------   ------------------------            ----------------------

Robert D. Press      President, Chairman of the                 $225,000
                     Board and Chief Executive Officer

         Pursuant to Mr. Press' employment agreement with the Company, Mr. Press has agreed to serve as President, Chairman of the Board and Chief Executive Officer of the Company. This employment agreement expires on February 28, 2001 (subject to earlier termination for cause). Mr. Press' employment agreement further provides for Mr. Press's salary to increase to $275,000 and $350,000 per annum, respectively, during the second and third years of the agreement and for Mr. Press to receive minimum cash bonuses of $45,000, $60,000 and $75,000, respectively, for the first, second and third years of the agreement. In addition, Mr. Press is entitled to receive 30,000 shares of Common Stock of the Company following the close of each calendar quarter of the Company during the first year of the agreement, 40,000 shares of Common Stock following the close of each calendar quarter during the second year of the agreement and 50,000 shares of Common Stock following the close of each calendar quarter during the third year of the agreement. Mr. Press is also entitled to the grant of incentive stock options pursuant to the Company's Option Plan based upon the future financial performance of the Company. Mr. Press is entitled to participate in all medical, stock option, pension and other benefit plans that the Company may establish from time to time for the benefit of its senior management generally.

         Mr. Press' employment agreement is terminable by the Company for cause (i.e., conviction of a felony, willful misconduct, dishonesty or material breach of the agreement) at any time or in the event that Mr. Press becomes disabled and, as a result, is unable to perform his duties under his employment agreement for more than 60 consecutive days or for more than 90 days during any 12-month period.

         In connection with the formation of AFG , the Company, through AFG, entered into three-year employment agreements (which automatically renew for additional one-year periods unless AFG provides 30 days' prior notice of cancellation) with each of Frederick Horwin and Tom Wheatley, seasoned finance professionals. Pursuant to these agreements, Messrs. Horwin and Wheatley agreed to serve as the operating officers of AFG in consideration for base salaries of $105,000 and $87,000 per annum, respectively. Messrs. Horwin's and Wheatley's base salaries increase to $120,000 and $96,000 per annum, respectively, commencing on July 1, 1998. Messrs. Horwin and Wheatley have agreed not to compete with the Company or AFG during the term of their employment with AFG and for the two-year period immediately thereafter.

         In connection with the acquisition of AIM, the Company, through AIM, entered into a three year employment agreement (which automatically renews for additional one year periods unless AIM provides 30 days' prior notice of cancellation) with Irwin Gross, the principal of AIM. Pursuant to this agreement, Mr. Gross agreed to serve as the operating officer of AIM in consideration for a draw against commissions of $125,000 per annum, increasing over the term of the agreement to $150,000 per annum, a base salary during the second and third year of the agreement in the amount of $50,000 per annum and commissions equal to 70% of all net commission income generated and paid to AIM from accounts developed by Mr. Gross and 50% of all net commission income generated and paid to AIM from accounts referred to AIM from sources other than Mr. Gross. Mr. Gross has agreed not to compete with the Company or AIM during the term of his employment with AIM.

         In connection with the acquisition of Medical Billing, the Company, through Medical Billing, entered into three year employment agreements with each of Joanne Telmosse, Jennifer Makula and Jamie Silva, the principals of Medical Billing. Pursuant to these agreements, Mss. Telmosse, Makula and Silva agreed to serve as the operating officers of Medical Billing in consideration for base salaries of $125,000, $75,000 and $75,000, respectively. Mss. Telmosse, Makula and Silva have each agreed not to compete with the Company or Medical Billing during the term of her employment with Medical Billing.

         In connection with the acquisition of Premier, the Company, through Premier, entered into three year employment agreements with each of W. Dennis Prouty and Laura C. Sotera, the principals of Premier. Pursuant to these agreements, Mr. Prouty and Ms. Sotera agreed to serve as the operating officers of Premier in consideration for base salaries of $110,000 and $72,000, respectively. Mr. Prouty and Ms. Sotera have each agreed not to compete with the Company or Premier during the term of his or her employment, as the case may be, with Premier.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of May 31, 1998, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group:

                                                               PERCENTAGE OF
NAME AND ADDRESS              AMOUNT AND NATURE OF              OUTSTANDING
OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP (1)         SHARES OWNED
-------------------           ------------------------         ------------

Medley Group, Inc.
1100 Ponce de Leon Blvd.
Coral Gables, FL 33134             1,384,000(2)                   43.83%

Robert D. Press
1100 Ponce de Leon Blvd.
Coral Gables, FL 33134             1,688,951(2)(3)                49.25%

Arthur J. Press
1268 Hemlock Farms
Hawley, PA 18428                      37,336(4)                    1.17%

Maynard Hellman
1100 Ponce de Leon Blvd.
Coral Gables, FL 33134               160,000(5)                    5.07%

Carol Edelson
421 West 54th Street
New York, NY 10019                   555,876(2)(6)                15.32%

Steven L. Edelson
421 West 54th Street
New York, NY 10019                 1,384,000(2)(7)                43.83%

All directors and officers
as a group (three persons)         1,886,287(2)(3)(4)(5)          54.65%

--------------
 *    Represent less than 1%.
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise or conversion of options, warrants or other convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date of this Report have been exercised or converted. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Mr. Press, the President, Chairman of the Board and Chief Executive Officer of the Company, and Steven L. Edelson, a principal stockholder, and the former Chairman of the Board, of the Company, respectively, may be deemed to be the control persons of Group. As such, each of Messrs. Press and Edelson may be deemed to own beneficially all Common Stock of the Company beneficially owned by Group. Mr. Edelson has granted Mr. Press an option to purchase, exercisable until December 31, 2002, all of Mr. Edelson's right, title and interest in and to Mr. Edelson's shares of capital stock of Group for $750,000. In connection with Mr. Edelson's grant of this option, Mr. Press has received an irrevocable proxy to vote all shares of capital stock of Group beneficially owned by Mr. Edelson on all matters submitted to Group's stockholders for a vote.

(3) Includes 129,351shares of Common Stock issuable upon the conversion of 604,717 shares of Preferred Stock owned by Mr. Press. Also includes 142,500 shares of Common Stock issuable upon the exercise of certain warrants; these warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share.

(4) These shares are owned by an affiliate of Mr. Press. Includes 21,925 shares of Common Stock issuable upon the conversion of 102,500 shares of Preferred Stock owned by an affiliate of Mr. Press. Peggy Press, the wife of Arthur J. Press and the mother of Robert D. Press, beneficially owns 29,168 shares of Common Stock. Each of Mr. Arthur J. Press and Robert D. Press disclaims beneficial ownership over all shares of Common Stock of the Company owned by Mrs. Press. Arthur J. Press is the father of Robert
      D. Press. Mr. Press disclaims beneficial ownership over all shares of Common Stock beneficially owned by Robert D. Press.

(5) Includes 10,000 shares of Common Stock beneficially owned by an affiliate of Mr. Hellman. Does not include 1,000,000 shares of Common Stock issuable upon the exercise of certain warrants owned by Mr. Hellman. These warrants are identical to the Warrants sold by the Company in the IPO, except that the exercise price of the warrants owned by Mr. Hellman is $5.00 per share.

(6) Includes 327,728 shares of Common Stock issuable upon the conversion of 1,532,127 shares of Preferred Stock owned by Ms. Edelson. Also includes 142,500 shares of Common Stock issuable upon the exercise of certain warrants; these warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share. Ms. Edelson is the wife of Steven L. Edelson, a principal stockholder, and the former Chairman of the Board, of the Company. Ms. Edelson disclaims beneficial ownership over all shares of Common Stock of the Company beneficially owned by Mr. Edelson.

(7) Mr. Edelson is the husband of Carol Edelson, a principal stockholder of the Company. Mr. Edelson disclaims beneficial ownership over all shares of Common Stock of the Company beneficially owned by Ms. Edelson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to December 1996, the Company, generally, provided equipment lease financing to customers of Refrigeration. Essentially, the Company would lend Refrigeration the capital necessary for Refrigeration to lease equipment owned by it to its customers. These customers, in turn, would make lease payments to Refrigeration. These advances were historically recorded on the Company's financial statements as an intercompany receivable due from Refrigeration. As an accommodation to the Company, Refrigeration would cause its customers to grant the Company a security interest in the equipment leased to them to secure lease payments from customers.

         During December 1996, Refrigeration assigned to the Company all of Refrigeration's rights to receive from, and rights of collection with respect to, a majority of Refrigeration's equipment leases with its customers.

         During January 1997, the Refrigeration intercompany receivable was reduced by $237,000 as a result of Refrigeration paying the company $200,000 in cash and transferring to the Company $37,000 of refrigeration equipment. The Company used this refrigeration equipment to directly enter into new refrigeration equipment leases with customers of Refrigeration. This direct lease financing was essentially accomplished by the Company purchasing the equipment to be leased from Refrigeration. The Company, in turn, then leased this equipment to creditworthy Refrigeration customers who were required to make lease payments with respect to such equipment directly to the Company.

         In connection with the closing of the Company's IPO, Group remitted to the Company, on behalf of Refrigeration, the $1,100,000 in proceeds generated from Group's sale of 200,000 shares of Common Stock in the IPO to satisfy, in their entirety, all intercompany receivables then outstanding from Refrigeration to the Company.

         On July 31, 1997, Steven L. Edelson, a principal stockholder of the Company, resigned as Chairman of the Board of the Company. Simultaneously therewith, Mr. Edelson transferred to his wife, Carol Edelson, all of Mr. Edelson's right, title, and interest in and to all securities of the Company then owned by Mr. Edelson. Mr. Edelson's resignation was not the result of any disagreement between Mr. Edelson and the Company on any matter relating to the Company's operations, policies or practices.

         During June 1996, the Company offered Robert Press, the President and Chairman of the Board of the Company, and Steven L. Edelson, the then Chairman of the Board of the Company, the opportunity to exchange their shares of 131/2% preferred stock of the Company then owned by them, having an aggregate liquidation value of $1,643,726, into shares of Preferred Stock. Messrs. Press and Edelson exchanged all of their shares of 131/2% preferred stock for an aggregate of 2,136,844 shares of Preferred Stock (604,717 shares to Mr. Press and 1,532,127 shares to Mr. Edelson). Mr. Edelson subsequently transferred these shares to Carol Edelson.

         From June 1, 1996 through December 20, 1997, Messrs. Press and Edelson loaned the Company $131,738 and $48,745, respectively, in order to permit the Company to satisfy its operating expenses in connection with, and in anticipation of, the IPO. Interest accrued on these loans at the rate of 12% per annum and required balloon payments of principal and accrued interest by August 2, 1999. (Mr. Edelson transferred his right to receive payment under his loan to Carol Edelson.) The Company repaid these loans as part of the IPO by issuing Mr. Press and Ms. Edelson approximately 23,952 and 8,863 Conversion Shares, respectively. These Conversion Shares were valued at the IPO price of $5.50 per Share. In connection with these loans, the Company issued to each of Messrs. Press and Edelson warrants to purchase up to 142,500 shares of Common Stock (Mr. Edelson transferred these warrants to Carol Edelson). These warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share.

         In December 1996, the Company sold Maynard Hellman, a director of the Company, in consideration for $100,000, warrants to purchase up to 1,000,000 shares of Common Stock of the Company. These warrants are identical to the Warrants sold by the Company in the IPO except that the exercise price of the warrants owned by Mr. Hellman is $5.00 per share.

         In connection with the IPO, the Company issued 15,000 Conversion Shares to each of Mr. Press and Ms. Edelson in satisfaction of certain redemption obligations of the Company owing to them with respect to 15,000 other shares of Common Stock owned by each of them. These shares of Common Stock were originally transferred and assigned by Group to Messrs. Press and Edelson (who subsequently transferred them to Carol Edelson) in January 1996 in consideration for services performed by Messrs. Press and Edelson on behalf of the Company. Also, in connection with the IPO, the Company issued Mr. Robert D. Press, Ms. Carol Edelson and an affiliate of Mr. Arthur J. Press approximately 13,740, 41,785 and 2,880 Conversion Shares, respectively, in satisfaction of approximately $75,590, $230,000 and $15,860 of declared but unpaid Preferred Stock dividends owing them.

         In late December 1997, following the consummation of the IPO, the Company provided a financial accommodation to Group for a fee equal to $150,000 per annum. This fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.7 million standby letter of credit on behalf of Group. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by Group to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by Group to the Company of 750,00 shares of the Company's Common Stock owned by Group, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following are filed as part of this Report:

      (i)   FINANCIAL STATEMENTS
                                                                           PAGE

            Independent Auditor's Report                                    F-1

            Balance Sheets at December 31, 1997 and 1996                    F-2

            Statements of Operations for the Years Ended
              December 31, 1997 and 1996                                    F-4

            Statements of Changes in Stockholders' Equity (Deficit)
              for the Years Ended December 31, 1997 and 1996                F-5

            Statements of Cash Flows for the Years Ended
              December 31, 1997 and 1996                                    F-6

            Notes to Financial Statements                                   F-8

      (ii)  FINANCIAL STATEMENT SCHEDULES

                  None

      (iii) EXHIBITS

      3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      3.2 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series A 10% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      3.3 By-Laws of the Company (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      4.1     Specimen Common Stock Certificate (Incorporated by reference to
              Exhibit 4.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      4.2 Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      4.3 Warrant Agency Agreement, dated December 1997, between the Company and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      10.1 Employment Agreement, dated as of March 1, 1998 between Robert D. Press and the Company.

      10.2 Agreement, dated March 4, 1998, among the Company, Frederick Horwin and Tom Wheatley.

      10.3 Employment Agreement, dated as of March 4, 1998, between AFG and Frederick Horwin.

      10.4 Employment Agreement, dated as of March 4, 1998, between AFG and Tom Wheatley.

      10.5 Stock Purchase Agreement, dated March 13, 1998, between the Company and Irwin Gross.

      10.6 Employment Agreement, dated March 13, 1998, between AIM and Irwin Gross.

      10.7 Stock Purchase Agreement, dated March 30, 1998, among the Company, Joanne Telmosse, Jamie Silva, Jennifer Makula and Medical Billing.

      10.8 Employment Agreement, dated March 30, 1998, between Medical Billing and Joanne Telmosse.

      10.9 Employment Agreement, dated March 30, 1998, between Medical Billing and Jennifer Makula.

      10.10 Employment Agreement, dated March 30, 1998, between Medical Billing and Jamie Silva.

      10.11 Stock Purchase Agreement, dated March 30, 1998, among the Company, W. Dennis Prouty, Laura C. Sotera, Garry R. Spear, Esq., YNC General Partnership and Premier.

      10.12 Employment Agreement, dated April 1, 1998, between Premier and W. Dennis Prouty.

      10.13 Employment Agreement, dated April 1, 1998, between Premier and Laura C. Sotera.

      10.14 Promissory Note, dated December 26, 1997 issued by Advantage Life Products, Inc. to the Company in the principal amount of $500,000.

      10.15 Stock Pledge Agreement, dated December 26, 1997, between Advantage Life Products, Inc. and the Company.

      10.16 Loan Agreement, dated January 23, 1998, among Cutting Edge Entertainment, Inc. ("Cutting Edge"), the Company and David C. Glasser.

      10.17 Promissory Note, dated January 23, 1998, issued by Cutting Edge to the Company in the principal amount of $600,000.

      10.18 Assignment of Accounts Receivable Distribution Agreements, Trailing Royalties, Contract Rights, Permits, Licenses and Deposits, Etc. and Security Agreement, dated January 23, 1998, issued by Cutting Edge to the Company.

      10.19 Stock Pledge Agreement, dated January 23, 1998, between David C. Glasser and the Company.

      10.20 Unconditional and Continuing Guaranty of David C. Glasser, dated January 23, 1998, issued to the Company.

      10.21 Modification of Loan Documents, dated April 3, 1998, among Cutting Edge, the Company and David C. Glasser.

      10.22   Agreement, dated March 11, 1998, between the Company and Cutting
              Edge.

      10.23 Syndication Agreement, dated February 1, 1998, among the Company, Barry Goldstein and Randy Wool.

      10.24 Increased and Restated Promissory Note, dated January 30, 1998, issued by Metro Dade Community Mental Health Center, Inc. to the Company in the principal amount of $110,000.

      10.25 Unconditional and Continuing Guaranty, dated January 30, 1998, issued by Fabian Diaz to the Company.

      10.26 Stock Pledge Agreement, dated January 30, 1998, between Fabian Diaz and the Company.

      10.27 Assignment of Security Agreement, dated January 27, 1998, issued by Med-Funding, Inc. to the Company.

      10.28 Loan and Security Agreement, dated May 8, 1998, between AFG and FINOVA.

      10.29 Continuing Corporate Guaranty, dated May 8, 1998 issued by the Company to FINOVA.

      10.30 Stock Pledge Agreement, dated December 24, 1997, between Group and the Company.

      10.31 Letter Agreement, dated December 24, 1997, between Group and the Company.

      10.32 The Company's 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

      21      Subsidiaries of the Company

      23      Consent of Daszkal, Bolton & Manela

      27      Financial Data Schedule

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MEDLEY CREDIT ACCEPTANCE CORP.



Date:  June 9, 1998                         By: /s/ Robert D. Press
                                               ----------------------------
                                               Robert D. Press, President

       In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                        Title                         Date
     ---------                        -----                         ----

/s/ Robert D. Press          President, Chairman of the         June 9, 1998
-----------------------      Board of Directors and Chief
Robert D. Press              Executive Officer


/s/ Maynard Hellman                  Director                   June 9, 1998
-----------------------
Maynard Hellman


/s/ Arthur J. Press                  Director                   June 9, 1998
-----------------------
Arthur J. Press

                            DASZKAL, BOLTON & MANELA
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

        240 W. PALMETTO PARK ROAD, SUITE #300, BOCA RATON, FLORIDA 33432
                  TELEPHONE (561) 367-1040 FAX (561) 750-3236


JEFFREY A. BOLTON, CPA, P.A.                   MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                  OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN, CPA, P.A.


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Medley Credit Acceptance Corp.

We have audited the accompanying balance sheets of Medley Credit Acceptance Corp., as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the management of Medley Credit Acceptance Corp. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medley Credit Acceptance Corp., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Boca Raton, Florida
February 20, 1998

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                 BALANCE SHEETS
                               DECEMBER 31, 1997

                                     ASSETS

                                                         1997          1996
                                                         ----          ----
Current Assets:
   Cash                                              $4,106,803    $        -
   Accounts receivable, net of allowance for
      doubtful accounts of $3,000 in 1997 and 1996       45,661        73,727
   Finance receivable                                   500,000        29,816
   Due from affiliates                                        -       585,288
   Prepaid offering costs                                     -        73,015
   Consulting agreement                                 120,000             -
                                                     ----------    ----------
         Total Current Assets                         4,772,464       761,846
                                                     ----------    ----------

Rental equipment, at cost, net                           69,959       234,619
                                                     ----------    ----------


Property and equipment, at cost, net                      7,995        19,154
                                                     ----------    ----------

Other Assets:
   Due from affiliates                                   75,413       711,837
   Rental equipment not in service                            -        65,565
   Deposits and consulting agreement                     30,000         1,799
                                                     ----------    ----------
         Total Other Assets                             105,413       779,201
                                                     ----------    ----------

Total Assets                                         $4,955,831    $1,794,820
                                                     ==========    ==========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         1997           1996
                                                                                         ----           ----
Current Liabilities:
   Notes payable                                                                     $  140,525     $  210,000
   Current portion of long-term debt                                                    107,495        250,937
   Current portion of obligations to finance companies                                   50,754         91,027
   Accounts payable and accrued expenses                                                364,246        172,534
   Dividends payable - preferred stock                                                    1,278        127,668
                                                                                     ----------     ----------
         Total Current Liabilities                                                      664,298        852,166
                                                                                     ----------     ----------

Other Liabilities:
   Long-term debt, net of current portion                                                60,000        167,286
   Obligations to finance companies, net of current portion                              26,913        100,996
   Notes payable - officers                                                                   -        105,236
   Customer deposits                                                                          -          7,115
                                                                                     ----------     ----------
         Total Other Liabilities                                                         86,913        380,633
                                                                                     ----------     ----------

Total Liabilities                                                                       751,211      1,232,799
                                                                                     ----------     ----------

Commitments and Contingencies                                                                 -              -

Redeemable Convertible 10% Preferred Stock:
Series A 10% convertible preferred stock, $.01 par value,
   5,000,000 authorized, 2,958,817 shares, issued and outstanding                             -        820,281

Stockholders' Equity (Deficit):
Series A 10% redeemable convertible preferred stock, $.01 par value, 5,000,000 authorized, 2,958,817 shares, issued and outstanding (liquidation value of
   $2,958,817 plus
   accumulated dividends)                                                                29,588              -
Common stock, $.01 par value, 10,000,000 shares
   authorized, 2,667,382 and 1,680,000 shares issued
   and outstanding                                                                       26,674         16,800
Additional paid-in capital                                                            6,947,803      1,532,206
Accumulated deficit                                                                  (2,799,445)    (1,807,266)
                                                                                     ----------     ----------
         Total Stockholders' Equity (Deficit)                                         4,204,620       (258,260)
                                                                                     ----------     ----------

Total Liabilities and Stockholders' Equity (Deficit)                                 $4,955,831     $1,794,820
                                                                                     ==========     ==========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                         1997          1996
                                                         ----          ----
Revenues:
   Leasing income                                     $ 148,589     $ 356,235
   Factoring income                                      46,579             -
   Interest income                                       97,368        93,064
                                                      ---------     ---------
         Total Revenues                                 292,536       449,299
                                                      ---------     ---------
Cost and Expenses:
   Depreciation                                          83,115        95,483
   Interest expense                                      76,050       146,914
   Loss on sale/disposal of leased equipment            162,567        35,687
   General and administrative expense                   626,294       447,855
                                                      ---------     ---------
         Total Costs and Expenses                       948,026       725,939
                                                      ---------     ---------
Loss from operations                                   (655,490)     (276,640)
                                                      ---------     ---------
Other Income (Expenses):
  Reversal of estimate for uncollectible
      advances to affiliate                                   -       600,000
  Loss on sale of securities available for sale         (40,580)            -
                                                      ---------     ---------
         Total Other Income (Expenses)                  (40,580)      600,000
                                                      ---------     ---------
Net (Loss) Income:                                    $(696,070)    $ 323,360
                                                      =========     =========

Net (loss) income applicable to common shareholders   $(992,179)    $  90,638
                                                      =========     =========

Net (loss) income per common share (basic and
   (diluted)                                          $    (.58)    $     .05
                                                      =========     =========
Weighted average number of shares outstanding
   (basic and diluted)                                1,698,607     1,680,000
                                                      =========     =========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                                         TOTAL
                                              CONVERTIBLE                                ADDITIONAL                   STOCKHOLDERS
                                                                                                                            '
                                            PREFERRED STOCK          COMMON STOCK          PAID-IN     ACCUMULATED       EQUITY
                                           SHARES     AMOUNT     SHARES        AMOUNT      CAPITAL       DEFICIT        (DEFICIT)
                                           ------     ------     ------        ------     ---------     ---------      ----------
Balance, at January 1, 1996                                 $       1,000     $ 200,000   $  979,146   $(1,793,044)     $(613,898)
Reclassification of S-corp
  undistributed earnings                         -          -           -             -      104,860      (104,860)             -
Restatement of common stock par value            -          -                  (199,990)     199,990             -              -
                                         ---------    -------   ---------     ---------   ----------   -----------     ----------
Beginning balance as restated                    -          -       1,000            10    1,283,996    (1,897,904)      (613,898)
Stock split - 1,120 to 1                         -          -   1,119,000        11,190      (11,190)            -              -
Issuance of warrants                             -          -           -             -      100,000             -        100,000
Compensation value of common stock               -          -           -             -      165,000             -        165,000
Stock split - 3 for 2                            -          -     560,000         5,600      (5,600)             -              -
Preferred stock dividends                        -          -           -             -            -      (232,722)      (232,722)
Net income                                       -          -           -             -            -       323,360        323,360
                                         ---------    -------   ---------     ---------   ----------   -----------     ----------
Balance, at December 31, 1996                    -          -   1,680,000        16,800    1,532,206    (1,807,266)      (258,260)
Issuance of warrants                             -          -           -             -      153,488             -        153,488
Preferred stock dividends                        -          -           -             -            -      (296,109)      (296,109)
Net loss                                         -          -           -             -            -      (696,070)      (696,070)
Sale of stock, net of issuance costs             -          -   1,017,382        10,174    4,636,116             -      4,646,290
Purchase and retirement of
  treasury stock                                 -          -     (30,000)         (300)    (164,700)            -       (165,000)
Restatement of preferred stock           2,958,817     29,588          -              -      790,693             -        820,281
                                         ---------    -------   ---------     ---------   ----------   -----------     ----------
         Total                           2,958,817    $29,588   2,667,382     $  26,674   $6,947,803   $(2,799,445)    $4,204,620
                                         =========    =======   =========     =========   ==========   ============    ==========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1996

                                                              1997           1996
                                                              ----           ----
Cash Flows from Operating Activities
   Net income (loss)                                     $  (696,070)   $   323,360
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                         83,115         95,483
         Reversal of estimate for uncollectible
            advances to affiliate                                 --       (600,000)
         Loss on sale of leased equipment                    162,567         35,687
         Loss on sale of securities available-for-sale        40,570             --
         Compensation value of common stock                       --        165,000
   Changes in assets and liabilities:
      Accounts receivable                                     28,066        (43,907)
      Prepaid expenses                                      (150,000)         7,592
      Prepaid offering costs                                  73,015        (73,015)
      Accounts payable and accrued expenses                  191,712        130,118
      Customer deposits                                       (7,115)       (20,229)
                                                         -----------    -----------
Net cash (used) provided by operating activities            (274,140)        20,089
                                                         -----------    -----------

Cash Flows from Investing Activities
   Net proceeds from affiliate                                47,662         42,083
   Payment from affiliate                                  1,130,000
   Purchase of rental equipment                                   --       (111,544)
   Notes acquired for cash                                  (500,000)            --
   Purchase of securities available-for-sale                 (75,010)            --
   Proceeds from sale of securities available-or-sale         34,440             --
                                                         -----------    -----------
Net cash provided (used) by investing activities             637,092        (69,461)
                                                         -----------    -----------

Cash Flows from Financing Activities
   Short-term borrowings                                         525         10,000
   Proceeds from long-term debt                              382,426        276,000
   Repayments of short-term borrowings                       (70,000)      (145,000)
   Repayments of long-term debt and obligations             (216,577)
      to finance companies                                   (81,223)
   Payment of preferred stock dividends                      (56,023)      (105,054)
   Net proceeds from shareholders loans                           --        111,200
   Issuance of common stock, net                           3,414,658             --
   Issuance of preferred stock                                    --         15,000
   Issuance of warrants                                      153,488        100,000
                                                         -----------    -----------
Net cash provided by financing activities                  3,743,851         45,569
                                                         -----------    -----------

Net increase (decrease) in cash and equivalents            4,106,803         (3,803)

Cash and equivalents - beginning of period                        --          3,803
                                                         -----------    -----------
Cash and equivalents - end of period                     $ 4,106,803    $        --
                                                         ===========    ===========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997         1996
                                                          ----         ----
Supplemental Disclosures of Cash Flow
   Information:
      Interest paid                                   $  104,178   $   59,628
                                                      ==========   ==========

Supplemental Noncash Investing and Financial
   Activities:
      Long-term debt and related accrued interest
         converted into convertible preferred stock   $       --   $  788,844
      Long-term debt and related interest converted
         into common stock and warrants                1,068,882           --
       Purchase of treasury stock                        165,000           --
      Leased equipment received from affiliated
         company as payment on intercompany
         receivable                                       58,888           --
                                                      ----------   ----------

                                                      $1,292,770   $  788,844
                                                      ==========   ==========

                See accompanying notes to financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Medley Credit Acceptance Corp., (the "Company"), is a Delaware corporation. The Company is a specialty finance company operating in Florida and currently engaged in the lending of funds through financing agreements. The Company also leases refrigeration and dry-cleaning equipment under non-cancelable operating leases. The Company will be phasing out these types of equipment leasing.

Medley Group, Inc. was an 89% owner of the Company in 1997 and 1996. Medley Group, Inc.'s ownership percentage decreased to approximately 48% upon the completion of the initial public offering in December 1997. Medley Group, Inc. also owns 100% of Medley Refrigeration Central Florida, Inc. and Miami Ice Machine, Inc. d/b/a Medley Refrigeration, formerly a 100% owned subsidiary of Medley Group, Inc., which ceased operations in September 1997.

Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company leases equipment to others under non-cancelable operating leases, whereby revenue is recognized as lease payments are due from customers and the related equipment costs are depreciated using the straight-line method over the rental equipment's expected life. Dry cleaning and refrigeration equipment is not generally subject to obsolescence, however, the Company periodically evaluates the realizable value of such assets to determine whether any impairment has occurred in the value based on the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets."

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Equipment and Depreciation

Property and equipment are stated at cost. Major expenditures for property and those which substantially increase useful lives are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

Securities

In accordance with Statements of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115), securities are classified into three categories: held-to- maturity, available-for-sale, and trading.

Securities classified as held-to-maturity, which are those the Company has the positive intent and ability to hold to maturity, are reported at amortized cost. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available-for-sale securities are reported at fair value and include securities not classified as held-to- maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value.

Realized gains and losses are reported in earnings based on the adjusted cost of the specific security sold. There are no securities held by the Company at December 31, 1997.

Finance Receivables

Finance receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge off or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Finance Receivables (Continued)

The Company calculates its provision for credit losses based on changes in the present value of expected future cash flows of its loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
No. 114.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents. The carrying amounts of cash and short-term instruments approximate the fair value.

Finance receivables. Fair values for commercial receivables are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

NOTE 2 - FINANCE RECEIVABLE

On December 26, 1997, the Company entered a financing agreement whereby it loaned $500,000 to an unrelated corporation. The loan is secured by 1,500,000 shares of common stock, which represents approximately 10.3% of the outstanding shares of the borrower. The note plus 10% interest is due December 28, 1998.

NOTE 3 - CONSULTING AGREEMENT

On December 31, 1997, the Company entered into an agreement for the services of a lease financing specialist whereby consulting services would be provided to the Company which will allow it to expand its leasing business. The agreement, which sets the consultant fees at $150,000 for a two year period covers the calender year's 1998 and 1999. The Company has paid these fees in advance.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - RENTAL EQUIPMENT AND DEPRECIATION

Rental equipment consists of the following at December 31, 1997 and 1996:

                                          1997                                        1996
                       -----------------------------------------   ------------------------------------------
                        IN SERVICE        IDLE          TOTAL       IN SERVICE        IDLE          TOTAL
                        ----------        ----          -----       ----------        ----          -----
Equipment, at cost     $   106,094    $        --   $   106,094    $   465,375    $   562,140    $ 1,027,515

Less, accumulated
  depreciation             (36,135)            --       (36,135)      (230,756)      (496,575)      (727,331)
                       -----------    -----------   -----------    -----------    -----------    -----------

Net rental equipment   $    69,959    $        --   $    69,959    $   234,619    $    65,565    $   300,184
                       ===========    ===========   ===========    ===========    ===========    ===========

The depreciation expense on rental equipment for the years ended December 31, 1997 and 1996 was $74,108 and $85,415, respectively. At December 31, 1997, the Company recognized losses of $162,567 on the disposal of in service and idle equipment.

Rents receivable under non-cancelable operating lease commitments for the next five years are as follows:


         1998                                              $36,518
         1999                                               36,518
         2000                                                9,469
         2001                                                    -
         2002                                                    -
                                                           -------
                                                           $82,505

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - PROPERTY, EQUIPMENT AND DEPRECIATION

Major classes of property and equipment consist of the following at December 31, 1997 and 1996:

                                                 1997             1996
                                                 ----             ----
Office equipment                              $ 48,571         $ 48,571
Automobile                                           -            6,955
                                              --------         --------
                                                48,571           55,526
Less: accumulated depreciation                 (40,576)         (36,372)
                                              --------         --------

    Net Property and Equipment                $  7,995         $ 19,154
                                              ========         ========

Depreciation expense on property and equipment for the years ended December 31, 1997 and 1996 was $9,007 and $10,068, respectively.


NOTE 6 - NOTES PAYABLE

Notes payable of $140,525 at December 31, 1997 and $210,000 at December 31, 1996 are comprised of the following:

Note Payable to Bank

The Company previously established a revolving credit line agreement with a commercial bank which was used to finance working capital requirements. At December 31, 1997 and December 31, 1996, the amounts outstanding under this line were $135,000 and $195,000, respectively. Borrowings under the note are collateralized by certain of the Company's assets not otherwise pledged and the debt is personally guaranteed by the Company's principal officers and Medley Group, Inc., an affiliated company.

Notes Payable to Individuals

Included in notes payable to individuals is $5,525 at December 31, 1997 and $15,000 at December 31, 1996, bearing interest at 10% per annum.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM DEBT

The Company has received funds from individuals and issued notes for these loans. In June 1996, the Company offered to convert these individual notes to 10% convertible preferred stock at a conversion ratio of approximately 1.03 shares to $1.00 of debt. Certain note holders elected to convert their debt, amounting to $551,932 for 1997 and $765,657 for 1996, with accrued interest of $23,936 for 1997 and $23,187 for 1996 to convertible preferred stock.

At December 31, 1997 and December 31, 1996, the Company remained obligated to various individuals, not electing to convert their debt, for amounts aggregating $167,495 and $418,223, respectively. These notes are for various amounts and maturities through January 1999. Interest is payable at rates ranging from 10% to 13.5% per annum. The unsecured portion of these notes at December 31, 1997 and December 31, 1996 is $107,495 and $358,223, respectively.

As of December 31, 1997, annual maturities of long-term debt (excluding converted notes) are as follows:


         1998                                           $107,495
         1999                                             60,000
                                                        --------

                  Total                                 $167,495
                                                        ========

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments and related-party transactions:

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, finance and accounts receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect of the estimated fair value amounts.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 9 - OBLIGATIONS TO FINANCE COMPANIES

Obligations to finance companies, secured by rental equipment and related rental agreements, consist of the following at December 31, 1997 and 1996:


                                                                            1997                     1996
                                                                           ------                   -----
18.7% obligation, payable in monthly installments
of $2,260, including interest, through April 1998                         $10,791               $  33,527

23.6% obligation, payable in varying monthly
installments, including interest, through November
1999                                                                       19,156                  40,341

21.2% obligation, payable in varying monthly
installments, including interest, through November
1999                                                                       36,722                  62,223

18.3% obligation, payable in varying monthly
installments, including interest, through November
1999                                                                       10,998                  26,678

21.4% obligation, payable in monthly installments
of $996, including interest, through June 2000                                  -                  29,254
                                                                        ----------              ----------
                                                                           77,667                 192,023
Less: current maturities                                                  (50,754)                (91,027)
                                                                        ----------              ----------

     Long-term Obligations                                                $26,913                $100,996
                                                                        ==========              ==========

As of December 31, 1997, the annual maturities of obligations to finance companies for the next five years are as follows:


         1998                                                            $ 50,754
         1999                                                              26,913
                                                                        ---------
                  Total                                                  $ 77,667
                                                                        =========

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company has transactions with related companies whose management is substantially the same as that of the Company. Included in the statements of operations are the following items of income and expense for the year.

                                                                                     1997                     1996
                                                                                    ------                    -----

Rental revenues                                                                       $ 65,459            $     92,144
Allocated 15% of rent, utilities and insurance based
   upon square footage                                                                  (7,960)                (13,650)
Allocated 12% of office salaries based upon
   company's determination of labor hours incurred                                      (2,540)                ( 4,350)
Management expense                                                                           -                 (15,000)
                                                                                      --------          --------------
       Net                                                                            $ 54,959          $       59,144
                                                                                      ========          ==============


The balance of $75,413, due from affiliate, resulted principally from a non-interest-bearing advance with no definitive due date to Medley Refrigeration Central Florida, Inc.

At December 31, 1996, the balance due from Medley Refrigeration, Inc., an affiliate, resulted principally from advances with interest at 10% per annum with no definite due date of approximately $1,200,000. Concurrent with the issuance of common stock and warrants, as more fully described in the stockholders' equity note, the Company received approximately $1,130,000 from Medley Refrigeration, Inc., as payment on their balance due.

A $10,000 note due to a company owned by one of the stockholders at December 31, 1996 and subsequently increased to $30,000 during the year 1997 was converted to common stock in the initial public offering.

Note payable-officers at December 31, 1996 totaled $105,236 and bear interest at 12% per annum. In connection with the making of these loans on June 1, 1996, the Company issued to certain shareholders warrants to purchase up to 285,000 shares of common stock. These warrants are exercisable at any time on or prior to September 30, 2000, at an exercise price of $1.50 per share. The stockholder loans were satisfied by their conversion into stock from the initial public offering.

On January 9, 1997, the Company entered into an employment agreement with its President in the amount of $60,000, which renews each year effective December
31. This agreement is effective for a period of one year. (See Note 18.)

NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts at two financial institutions. The balances, at times, exceed federally insured limits. At December 31, 1997, the Company accounts exceeded the insured limit by $3,900,333.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock

In June 1996, the Company authorized and issued an aggregate of 2,958,817 shares designated as Series A 10% convertible preferred stock. At the time the preferred stock was issued, the Company offered to certain note holders the option to exchange their notes, approximating $972,000, to convertible preferred stock of Medley Credit Acceptance Corp. at a ratio of approximately
1.03 shares to $1.00. Note holders elected to convert $788,844 of notes and accrued interest to convertible preferred stock in 1996. Dividends on the preferred stock are payable quarterly and are cumulative. The preferred stock is convertible to common stock of the Company at a 15% discount to the public offering price of $5.50. Under the terms of the convertible preferred stock issue, the Company, at its sole discretion, may redeem the stock commencing on or after the fifth anniversary of its issuance if the average trading price of the common stock, if any, in the 20 trading days immediately preceding such anniversary, exceeds the conversion price by 20%. At anytime after the fifth anniversary, the Company has the right to redeem the convertible preferred stock, in whole or in part, upon 30 days notice to the holders. The preferred stock agreement required the Company to redeem the preferred stock if a public offering was not completed within 18 months after the issuance. The public offering was completed in 1997 and the preferred stock was reclassified to permanent equity.

Common Stock - Stock Splits

On June 30, 1996, the Company declared a 1,120 to 1 common stock split, which increased the issued and outstanding shares from 1,000 to 1,120,000 shares. On December 31, 1996, the Company declared a 3 for 2 stock split, which increased the issued and outstanding shares to 1,680,000 shares. Per share amounts in the accompanying financial statements have been adjusted for the stock splits.

Additional Paid-in Capital

In January 1996, approximately 30,000 shares of common stock owned by the parent Company, Medley Group, Inc., were transferred to the officers for services performed by them on behalf of the Company. These shares were purchased by the Company in December 1997 for $165,000 and were subsequently retired. See Treasury Stock caption below.

At December 31, 1996, $165,000, representing the fair value of the officer's compensation was recorded as an expense and included in additional paid-in capital.

Warrants Issued

During December 1996, the Company sold 1,000,000 warrants at $.10 each. Each warrant is exercisable for the purchase of one share of common stock at a price of $5.00 per share for a period of four years commencing one year after July 10, 1997, the effective date of the Company's registration statement.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plan

On January 9, 1997, the Company established an incentive compensation stock option plan (the "Plan"). The Plan has 500,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, or (ii) non-qualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's common stock and/or warrants. No options have been granted under the stock option plan. (See Note 18.)

Treasury Stock

In December 1997, the Company acquired 15,000 shares of common stock from Robert D. Press, Chairman of the Board, and 15,000 shares of common stock from Carol Edelson, a principal stockholder, and created a loan payable in the amount of $165,000. The loan payable was satisfied with the issuance of IPO stock to each of them. The Treasury stock shares were canceled by the Company. See further discussion under Initial Public Offering caption below.

Initial Public Offering

The Company has completed an initial public offering at December 24, 1997, selling 1,217,382 shares of common stock and 1,223,250 warrants. Included in this offering was 200,000 shares of common stock and 200,000 warrants sold by the parent company, Medley Group, Inc.

The proceeds from the sale of the parent's company stock was used to pay off an affiliate's loan payable to Medley Credit Acceptance Corp. (See Note 11.)

The stock sold for $5.50 per share with a $0.01 par value per share. The warrants sold for $0.15 each and consist of one redeemable warrant to purchase one share of common stock for $5.75. The common shares and warrants were purchased separately and are transferable separately.

The Company received cash and subscriptions of approximately $6,893,000 for securities and warrants sold from the Initial Public Offering (IPO). Of this amount, there was a non-cash portion approximating $1,234,000 in subscriptions, representing 223,933 shares, that was issued to satisfy existing obligations owing by the Company to the subscribers of the IPO. Included in this amount was approximately $290,000 due to Robert D. Press, Chairman of the Board of the Company and $361,000 due to Carol Edelson, a principal stockholder.

Prepaid offering costs of approximately $958,000 were charged to additional paid-in capital upon completion of the offering.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 13 - RECLASSIFICATION

As discussed above, the preferred stock redemption requirement was terminated with the completion of the public offering and the preferred stock has been reclassified to permanent equity.

The common stock par value in the 1996 financial statements has been reclassified to the proper par value amount of $.01 per share. The resultant reclassification increased additional paid in capital by $199,990 and reduced common stock by a corresponding amount.

At the time the Company changed its status from an S Corporation to a C Corporation, undistributed S Corporation earnings of $104,860 were reclassified from retained earnings to additional paid-in capital. This treatment assumes a constructive distribution to the owners followed by a contribution to paid-in capital.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Agreements

In 1992, an affiliate of the Company entered into a lease for the premises which were occupied by the Company and affiliates. This lease expired October 1997. The lease required a minimum annual base rent of $25,000 plus real estate taxes and operating costs. The Company has included in the statement of operations its allocated portion of $1,895 and $3,250 as an expense for 1997 and 1996, respectively.

In addition, the Company rents warehouse space on a month-to-month basis for storage purposes at a cost of approximately $371 per month. Starting December 1997, a new larger storage facility was rented on a month-to-month basis at a cost of $700 per month.

Management Agreement

In 1997, the Company canceled its management agreement with a related company for management services. During the year ended December 31, 1996, the Company paid $15,000 in management fees under this agreement.

Litigation

The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES

In 1996, the Company was included in the consolidated federal tax return of its parent, Medley Group, Inc. Federal and state income taxes were provided for on a stand-alone basis as if the Companies filed their own tax returns. In 1997, the Company will not file a consolidated tax return.

The provision (benefit) for income taxes is as follows:


                                                                                  1997                       1996
                                                                             ---------------            --------------

Taxes currently payable                                                      $             -            $            -
Deferred income taxes                                                                      -                         -
Change in beginning valuation allowance                                                    -                         -
                                                                             ---------------            --------------
Provision for income taxes                                                   $             -            $            -
                                                                             ---------------            ==============

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                                                   1997                    1996
                                                                                  ------                  ------

Completed at the Statutory rates                                                    (238,404)               102,500
(Increase) decrease resulting from:
   Non-deductible expenses                                                            10,863                      -
   State income taxes, net                                                           (26,501)                17,500
Change in deferred tax asset
   valuation allowance                                                               254,042               (120,000)
                                                                              --------------          -------------
Actual provision                                                              $            -          $           -
                                                                              ==============          =============

The components of the deferred tax asset were as follows at December 31, 1997 and 1996:


                                                                                     1997                      1996
                                                                                  ----------                 ---------
Deferred tax asset:
   Net operating loss carryforward                                                  $471,553                 $ 229,200
   Allowance for bad debts                                                             1,139                         -
   Other                                                                              15,061                         -
                                                                                  ----------                 ---------
         Total deferred tax asset                                                    487,753                   229,200

Deferred tax liabilities:
   Depreciation                                                                       (4,511)                        -
                                                                                 -----------                 ---------

Net deferred tax asset                                                               483,242                   229,200
                                                                                   ---------                 ---------

Valuation allowance:
   Beginning of year                                                                (229,200)                 (349,200)
   Increase during year                                                             (254,042)                  120,000
                                                                                   ---------                 ---------
   Ending balance                                                                   (483,242)                 (229,200)
                                                                                   ---------                 ---------

Net Deferred Taxes                                                                 $       -                 $       -
                                                                                   =========                 =========

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES (CONTINUED)

At December 31, 1997 and 1996, the Company has unused net operating loss carryforwards of approximately $1,242,000 and $573,000, respectively, expiring primarily in 2011 and 2012, which is available for use on its future corporate Federal and State tax returns.


NOTE 16 - DEPENDENCE ON AFFILIATES AND OTHERS

Through December 31, 1997, the Company has relied primarily on the customer relationships generated by its affiliates for a significant source of its business.


NOTE 17 - SUBSEQUENT EVENTS

Notes Executed and Funded

The Company has received notes and loaned funds to unrelated companies in amounts approximating $350,000, $400,000 and $110,000 through February 2, 1998 as a part of expanding its financing line of business. The notes bear interest from 10 - 18% per annum with various due dates of ninety days to one year. The notes are secured by various personal guarantees, common stock pledges, assignments of property and accounts receivable.

Line-of-Credit

On December 29, 1997, the Company provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum while the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.7 million standby letter-of-credit on behalf of an affiliate. This letter-of-credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under the letter- of-credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's common stock, which common stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

Employment Agreement

On March 1, 1998, the Company entered into a three-year employment agreement with its President for future compensation, bonuses, stock options and grants as follows:


                    COMPENSATION       BONUSES       STOCK GRANTS
                    ------------       -------       ------------
         1998         $225,000         $45,000      120,000 shares
         1999         $275,000         $60,000      160,000 shares
         2000         $350,000         $75,000      200,000 shares

The agreement also calls for the grant of incentive stock options to be determined during the first month following the completion of each twelve month period of employment based upon the Company's rate of return on equity and capital.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

Acquisitions

The Company, during the calendar quarter ended March 31, 1998, formed American Factors Group, Inc., ("AFG"), a 80% owned subsidiary specializing in accounts receivable financing. In connection with the formation of AFG, the Company entered into employment agreements with two seasoned finance professionals who own the remaining 20% interest. These individuals have covenanted to the Company that they can generate, in the aggregate, significant factored accounts receivable for AFG per annum. In addition, these two individuals have been granted the right to exchange their 20% interest in AFG for shares of the Company's Common Stock upon AFG's achieving certain financial performance levels. For purposes of providing AFG with the capital necessary to initiate full-time factoring operations, the Company has commenced discussions with various institutional lenders regarding the creation of a credit facility to assist AFG's acquisition of factored accounts receivable. No assurance can be given, however, that the Company will successfully establish such a credit facility, or that such facility, if provided, will be on terms acceptable to the Company.

In addition, the Company acquired Medical Billing Services Systems, Premier Provider Systems and PPS Staffing Systems, a conglomerate of companies engaged, generally, in providing back office, auditing and other financial administrative services principally to the medical industry. These acquisitions enabled the Company, among other things, to save the costs and expenses associated with either building internally or outsourcing, such back office and administrative services. On a combined basis, these three companies are anticipated initially, to generate approximately $3 million in revenues for the Company per annum. In consideration for these acquisitions, the Company agreed to issue to the stockholders of these companies an aggregate of 585,000 shares of the Company's common stock, each share valued at $4.50, one-half of such shares issuable immediately, payable, with the remaining one-half of such shares being payable one year following the acquisitions.

During the First Quarter of 1998, the Company consummated certain transactions designed to grow the Company's accounts receivable financing and traditional financing business lines, while establishing a market presence for the same. In addition to the formation of AFG and the closing of various traditional financing business loans, all as discussed above, the Company acquired 80% of American Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance-related services, including annuities, employee benefits, pensions, securities, asset and trust management and estate planning. In consideration for the Company's purchase of AIM, the Company agreed to issue to the principal of AIM shares of the Company's Common Stock on the first, second and third anniversaries of the AIM acquisition in exchange for the remaining 20% of AIM capital stock not originally acquired by the Company, and incentive stock options pursuant to the Company's 1997 Stock Option Plan to acquire additional shares of Common Stock of the Company based upon AIM's future operating performance.

Note Payable to Bank

The Company has finalized a settlement with the bank on their balance due of $135,000. The Company has agreed to pay $50,000 upon execution of the agreement and make eleven monthly payments of $10,000 commencing June 1, 1998 with a final payment of $5,000. The Company has recorded $150,000 of this obligation at December 31, 1997.

                                 EXHIBIT INDEX

       EXHIBIT.
          NO.                              DESCRIPTION

         3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         3.2 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series A 10% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         3.3      By-Laws of the Company (Incorporated by reference to Exhibit
                  3.3 to Post- Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         4.2      Specimen Warrant Certificate (included as Exhibit A to
                  Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         4.3 Warrant Agency Agreement, dated December 1997, between the Company and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         10.1 Employment Agreement, dated as of March 1, 1998 between Robert D. Press and the Company.

         10.2 Agreement, dated March 4, 1998, among the Company, Frederick Horwin and Tom Wheatley.

         10.3 Employment Agreement, dated as of March 4, 1998, between AFG and Frederick Horwin.

         10.4 Employment Agreement, dated as of March 4, 1998, between AFG and Tom Wheatley.

         10.5 Stock Purchase Agreement, dated March 13, 1998, between the Company and Irwin Gross.

         EXHIBIT.
           NO.                              DESCRIPTION

         10.6 Employment Agreement, dated March 13, 1998, between AIM and Irwin Gross.

         10.7 Stock Purchase Agreement, dated March 30, 1998, among the Company, Joanne Telmosse, Jamie Silva, Jennifer Makula and Medical Billing.

         10.8 Employment Agreement, dated March 30, 1998, between Medical Billing and Joanne Telmosse.

         10.9 Employment Agreement, dated March 30, 1998, between Medical Billing and Jennifer Makula.

         10.10 Employment Agreement, dated March 30, 1998, between Medical Billing and Jamie Silva.

         10.11 Stock Purchase Agreement, dated March 30, 1998, among the Company, W. Dennis Prouty, Laura C. Sotera, Garry R. Spear, Esq., YNC General Partnership and Premier.

         10.12 Employment Agreement, dated April 1, 1998, between Premier and W. Dennis Prouty.

         10.13 Employment Agreement, dated April 1, 1998, between Premier and Laura C. Sotera.

         10.14 Promissory Note, dated December 26, 1997 issued by Advantage Life Products, Inc. to the Company in the principal amount of $500,000.

         10.15 Stock Pledge Agreement, dated December 26, 1997, between Advantage Life Products, Inc. and the Company.

         10.16 Loan Agreement, dated January 23, 1998, among Cutting Edge Entertainment, Inc. ("Cutting Edge"), the Company and David
                  C. Glasser.

         10.17 Promissory Note, dated January 23, 1998, issued by Cutting Edge to the Company in the principal amount of $600,000.

         10.18 Assignment of Accounts Receivable Distribution Agreements, Trailing Royalties, Contract Rights, Permits, Licenses and Deposits, Etc. and Security Agreement, dated January 23, 1998, issued by Cutting Edge to the Company.

         10.19    Stock Pledge Agreement, dated January 23, 1998, between David
                  C. Glasser and the Company.

         EXHIBIT.
           NO.                          DESCRIPTION

         10.20 Unconditional and Continuing Guaranty of David C. Glasser, dated January 23, 1998, issued to the Company.

         10.21 Modification of Loan Documents, dated April 3, 1998, among Cutting Edge, the Company and David C. Glasser.

         10.22 Agreement, dated March 11, 1998, between the Company and Cutting Edge.

         10.23 Syndication Agreement, dated February 1, 1998, among the Company, Barry Goldstein and Randy Wool.

         10.24 Increased and Restated Promissory Note, dated January 30, 1998, issued by Metro Dade Community Mental Health Center, Inc. to the Company in the principal amount of $110,000.

         10.25 Unconditional and Continuing Guaranty, dated January 30, 1998, issued by Fabian Diaz to the Company.

         10.26 Stock Pledge Agreement, dated January 30, 1998, between Fabian Diaz and the Company.

         10.27 Assignment of Security Agreement, dated January 27, 1998, issued by Med- Funding, Inc. to the Company.

         10.28 Loan and Security Agreement, dated May 8, 1998, between AFG and FINOVA.

         10.29 Continuing Corporate Guaranty, dated May 8, 1998 issued by the Company to FINOVA.

         10.30 Stock Pledge Agreement, dated December 24, 1997, between Group and the Company.

         10.31 Letter Agreement, dated December 24, 1997, between Group and the Company.

         10.32 The Company's 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

         21       Subsidiaries of the Company

         23       Consent of Daszkal, Bolton & Manela

         27       Financial Data Schedule