Form 10QSB
period 1998-03-31
MEDLEY CREDIT ACCEPTANCE CORP
filed 1998-07-01
CIK 1037271

------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period from _________ to ____________

                        Commission File Number 000-22681

                         MEDLEY CREDIT ACCEPTANCE CORP.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Delaware                                        13-3571419
-------------------------------------------------------------------------------
(State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization)                       Identification Number


           1100 Ponce de Leon Boulevard, Coral Gables, Florida 33134
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 443-5002
-------------------------------------------------------------------------------
                          (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
                   Class                                 on June 29, 1998
                   -----                                 ----------------

    Common Stock, par value $.01 per share               3,157,579 shares

    Transitional Small Business Disclosure Format        Yes [ ]  No [X]

                         MEDLEY CREDIT ACCEPTANCE CORP.

                                     INDEX

PART I     FINANCIAL INFORMATION                                           PAGE

 Item 1    Condensed Consolidated Financial Statements (Unaudited)           3

           Condensed Consolidated Balance Sheet at March 31, 1998            3

           Condensed Consolidated Statements of Income for the
           Three Months ended March 31, 1998 and 1997                        5

           Condensed Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 1998 and 1997                        6

           Notes to Condensed Consolidated Financial Statements              7

 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11


PART II    OTHER INFORMATION                                                15

 Item 6    Exhibits                                                         15

SIGNATURES                                                                  16

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                  (UNAUDITED)

                                     ASSETS


CURRENT ASSETS
         Cash and Cash Equivalents                                               $2,739,682
         Accounts Receivable, net of allowance for doubtful accounts of $3,000      438,129
         Finance Receivable                                                       1,555,670
         Note Receivable - Stockholders                                              10,820
         Prepaid Expenses                                                           218,937
                                                                                 ----------

                  Total Current Assets                                            4,963,238

PROPERTY AND EQUIPMENT, at cost, net of accumulated depreciation                    120,529

OTHER ASSETS
         Goodwill, net                                                            2,234,581
         Note Receivable - Stockholders                                             249,180
         Due from Affiliates                                                         91,346
         Other                                                                       94,371
                                                                                 ----------
                  Total Other Assets                                              2,649,478
                                                                                 ----------
                     Total Assets                                                $7,733,245
                                                                                 ----------

     See accompanying notes to condensed consolidated financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
         Notes payable                                              $   140,525
         Current portion of long-term debt                               88,724
         Current portion of obligations to finance companies             50,754
         Accounts payable and accrued expenses                          314,073
                                                                    -----------

                  Total Current Liabilities                             594,076

OTHER LIABILITIES
         Long-term debt, net of current portion                          60,000
         Obligations to finance companies, net of current portion        26,913
                                                                         ------
                  Total Other Liabilities                                86,913
                                                                         ------
                        Total Liabilities                               680,989

COMMITMENTS AND CONTINGENCIES                                              --

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value, 5,000,000 authorized,
                  2,958,817 shares issued and outstanding                29,588
         Common Stock, $.01 par value, 10,000,000 authorized,
                  2,996,661 shares issued and outstanding
                  and 328,000 shares to be issued                        29,967
         Additional paid-in capital                                   9,826,288
         Accumulated deficit                                         (2,833,587)
                                                                    -----------

                  Total Stockholders' Equity                          7,052,256
                                                                    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 7,733,245
                                                                    -----------

     See accompanying notes to condensed consolidated financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                    1998           1997
                                                -----------    -----------
Revenues                                        $ 1,277,117    $   139,163
Cost and Expenses
    Depreciation                                     46,256         17,000
    Interest expense                                   --            9,643
    General and administrative expenses           1,196,803         65,851
                                                -----------    -----------
         Total Costs and Expenses                 1,243,059         92,494
                                                -----------    -----------
Income from Operations                               34,058         46,669
                                                -----------    -----------
Other Expenses
    Loss on sale of securities                         --           (6,656)
         Total Other Expenses                          --           (6,656)
Net Income                                      $    34,058    $    40,013
                                                ===========    ===========
Net Loss Applicable to Common Shareholders      $   (34,142)   $   (33,957)
                                                ===========    ===========
Net Loss Per Common Share                       $      (.01)   $      (.02)
                                                ===========    ===========
Weighted Average Number of Shares Outstanding     3,354,661      1,680,000
     and to be Issued                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                     1998           1997
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided (used) by operating activities                             $  (267,108)   $    64,425
                                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash acquired in acquisitions                                                     78,584           --
    Net advances from (to) affiliates                                                (15,933)       120,158
    Note receivable - stockholders                                                  (260,000)          --
    Purchase of equipment                                                             (9,741)          --
    Purchase of securities available for sale                                           --          (75,010)
    Proceeds from sale of securities available for sale                                 --           29,250
    Notes acquired for cash                                                       (1,055,670)          --
                                                                                 -----------    -----------
       Net cash provided (used) by investing activities                           (1,262,760)        74,398
                                                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable                                                          --          (60,000)
    Proceeds from long-term debt                                                        --          115,000
    Repayments of long-term debt                                                     (18,771)       (45,507)
    Issuance of Common Stock                                                         249,718           --
    Payments on preferred dividends                                                  (68,200)          --
                                                                                 -----------    -----------
       Net cash provided (used) by financing activities                              162,747          9,493
                                                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH                                                   (1,367,121)        19,466
                                                                                 -----------    -----------
CASH - BEGINNING OF PERIOD                                                         4,106,803           --
                                                                                 -----------    -----------
CASH - END OF PERIOD                                                             $ 2,739,682    $    19,466
                                                                                 ===========    ===========
Supplemental disclosure of cash flow information: Cash paid during the period:
      Interest                                                                   $      --      $    20,657
                                                                                 ===========    ===========
Supplemental noncash investing and financial activities:
      Issuance of Common Stock for acquisition of
      subsidiaries                                                               $ 2,631,862    $      --
                                                                                 ===========    ===========
Leased equipment received from affiliated company as
      payment on intercompany receivable                                         $      --      $    51,883
                                                                                 ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Premier Provider Services, Inc. and Medical Billing Service Systems, Inc., and its 80% owned subsidiaries, American Factors Group, Inc. and Americal Investment Management, Inc. ("AIM").

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31,1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

Certain items in the condensed consolidated financial statements for the interim period ended March 31, 1997 have been reclassified to conform with the current presentation. These reclassifications had no effect on net income.

NOTE 3 - ACQUISITIONS

All acquisitions by the Company during the three months ended March 31, 1998 were accounted for as purchases and $2,272,455 in goodwill was recorded which is being amortized over 15 years using the straight line method. Amortization expense amounted to $37,874. The results of operations are included in the condensed consolidated statements of income since the date of the acquisitions. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates.

On January 1, 1998, the Company completed its acquisitions of Premier Provider Services, Inc., and Medical Billing Service Systems, Inc. The Company agreed to issue to the principals of these subsidiaries an aggregate of 656,000 shares of common stock, each share valued at $4.50, one-half of which were issued upon the closing of the acquisition, with the remaining one-half of such shares being issuable on the first anniversary of such acquisition. In addition, the Company agreed to issue to the

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 3 - ACQUISITIONS (CONTINUED)

principals of these subsidiaries incentive stock options pursuant to the Company's option plan to acquire, through December 31, 2001, under certain circumstances, up to an aggregate of 150,000 additional shares of common stock based upon the subsidiaries' financial performance.

The Company acquired an 80% interest in AIM during the quarter ended March 31, 1998. In consideration, the Company agreed to issue to the principal of AIM shares of the Company's common stock on the first, second and third anniversaries of the acquisition. These shares represent less than 1% of the outstanding shares of the Company.

The pro forma unaudited results of operations for the three months ended March 31, 1997, assuming consummation of the purchases at the beginning of the period, are as follows:

                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------
                                                        1998             1997
                                                        ----             ----
Revenues                                             $1,203,553        $376,944
Net Income                                           $   64,058        $ 62,815
Net Loss per common share after dividends            $       --        $     --
                                                     ==========        ========

The unaudited pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the date assumed.

NOTE 4 - FORMATION OF SUBSIDIARY

At March 31, 1998, the Company has formed an 80% owned subsidiary, American Factors Group, Inc., an entity specializing in accounts receivable financing that will be limited, generally, to credit insured and other extremely low-risk accounts receivable. The subsidiary had no operations as of March 31, 1998.

NOTE 5 - NOTES PAYABLE

Notes payable of $140,525 comprise the following at March 31, 1998:

Notes Payable to Bank

The Company previously established a revolving credit line agreement with a commercial bank which was used to finance working capital requirements. At March 31, 1998 the outstanding amount was $135,000. Borrowings under the note are collateralized by certain of the Company's assets not otherwise pledged and the debt is personally guaranteed by the Company's principal officer and Medley Group, Inc., an affiliated company.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 5 - NOTES PAYABLE (CONTINUED)

Notes Payable to Individuals

Included in notes payable is $5,525 due to an individual, bearing interest at 10% per annum, with a due date in June 1998.

NOTE 6 - OBLIGATIONS TO FINANCE COMPANIES

Obligations to finance companies, secured by rental equipment and related rental agreements, consist of:

         18.7% obligation payable in monthly installments of
         $2,260, including interest, through April 1998.                $10,791

         23.6% obligation payable in varying monthly installments,
         including interest, through November 1999.                      19,156

         21.2% obligation payable in varying monthly installments,
         including interest, through November 1999.                      36,722

         18.3% obligation payable in varying monthly installments,
         including interest, through November 1999.                      10,998
                                                                         77,667

Less: Current maturities                                                (50,754)

      Long-term obligations                                              26,913

NOTE 7 - DIVIDENDS PAYABLE  - PREFERRED STOCK

The Company has paid $68,200 of dividends on its preferred stock at March 31, 1998.

NOTE 8 - LONG-TERM DEBT

At March 31, 1998, the Company is obligated to various individuals for amounts aggregating $148,724. These notes are for various amounts and mature through January 1999. Interest is payable at rates ranging from 10% to 13.5% per annum. The unsecured portion of these notes is $88,724.

                         MEDLEY CREDIT ACCEPTANCE CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 9 - RELATED PARTY TRANSACTIONS

The Company loaned its principal officer $60,000 as of March 31, 1998. The note bears interest at 10% per annum with interest only payable quarterly. The entire unpaid principal balance and accrued interest is due May 5, 2001.

In addition, the Company loaned $200,000 to a company owned by a shareholder of the Company. The installment note caries a 12% interest rate per annum. The note will be repaid in monthly installments of $3,500, commencing June 1, 1998. The entire unpaid principal balance, together with accrued interest, is due on May 31, 2001.

NOTE 10 - INDUSTRY SEGMENT INFORMATION

The Company currently operates primarily two industry segments: specialty finance and medical billing and financial administrative services. Revenues, income from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below:

                                        For the Three Months ended March 31,
                                        ------------------------------------
                                                1998           1997
                                                ----           ----
Industry Segments:
Revenues:
   Specialty Finance                        $   205,211    $   139,163
   Medical Billing and Financial Services     1,071,906           --
                                            -----------    -----------
              Total                           1,277,117        139,163
                                            ===========    ===========
Income (loss) from operations
   Specialty Finance                           (161,330)        46,669
   Medical Billing and Financial Services       195,388           --
                                            -----------    -----------
              Total                              34,058         46,669
                                            ===========    ===========
Identifiable assets:
   Specialty Finance                          4,691,272      1,839,752
   Medical Billing and Financial Services     3,041,973           --
                                            -----------    -----------
              Total                           7,733,245      1,839,752
                                            ===========    ===========
Capital expenditures:
   Specialty Finance                               --             --
   Medical Billing and Financial Services         9,741           --
                                            -----------    -----------
              Total                               9,741           --
                                            ===========    ===========
Depreciation and amortization:
   Specialty Finance                               --           17,000
   Medical Billing and Financial Services        46,256           --
                                            -----------    -----------
              Total                         $    46,256    $    17,000
                                            ===========    ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Medley Credit Acceptance Corp., a Delaware corporation (the "Company"), is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation, in late December 1997, of the Company's initial public offering of approximately $6.8 million of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have immediate earnings potential and long-term growth possibilities.

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of (i) dry cleaning equipment to small dry cleaning business throughout the eastern United States and (ii) refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down, commencing during the fiscal year ended December 31, 1997, its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing and traditional financing business lines, while establishing a market presence for the same, the Company, during the three months ended March 31, 1998 ("First Quarter 1998"), consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in Americal Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance related services, and (iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing) and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), companies engaged, generally, in providing back office auditing and other financial administrative services principally to the medical industry.

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

         During First Quarter 1998, the Company's traditional financing business closed three significant loans, one, a secured debt refinancing facility in the approximate principal amount of $400,000, the second, a motion picture completion loan in the approximate principal amount of $350,000 secured by the assignment to the Company of the borrower's film distribution rights, revenue stream and capital stock, and the third, a general purpose secured loan in the principal amount of $110,000.

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

         Since the end of First Quarter 1998, the Company has provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum, which fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.475 million standby letter of credit on behalf of the affiliate. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's Common Stock owned by the affiliate, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         For First Quarter 1998, the Company generated revenues of $1,277,117, an increase of $1,257,954 from revenues of $139,163 for the three months ended March 31, 1997 ("First Quarter 1997"). This increase in revenues was primarily the result of the Company's acquisitions of AIM and the Medical Billing Subsidiaries and the subsequent commencement of the Company's accounts receivable financing (factoring) and traditional financing business lines.

         During First Quarter 1998, the Company incurred an increase of $1,130,952 in general and administrative expenses over First Quarter 1997 figures, principally as a result of the Company's commencement of its accounts receivables financing (factoring) and traditional financing business lines. Principally as a consequence thereof, the Company recorded net income of $34,058 for First Quarter 1998 as compared to net income of $40,013 for First Quarter 1997. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock, the Company incurred net losses applicable to common shareholders for First Quarter 1998 of $34,142, or approximately $.01 per share, as compared to net losses applicable to common shareholders of $33,957 for First Quarter 1997, or approximately $.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had total assets of $7,808,245, as compared to total assets of $4,944,831 at December 31, 1997. This significant increase in total assets is primarily the result of the Company's acquisition, during First Quarter 1998, of AIM and the Medical Billing Subsidiaries, and the commencement of operations of AFG's accounts receivable financing (factoring) business. The $2,234,581 of goodwill, net, recorded on the Company's balance sheet at March 31, 1998 represents the premium over net equity paid by the Company in connection with the acquisition of AIM and the

Medical Billing Subsidiaries. The Company anticipates that its future earnings will offset the amortization associated with the recording of this goodwill. In addition, during First Quarter I998, the Company entered into two loans with affiliates, the first, a $60,000 loan to Robert Press, Chairman of the Board, President and Chief Executive Officer of the Company, and the second, a $200,000 loan to an affiliate of Maynard J. Hellman, a director of the Company. The loan to Mr. Press bears interest at the rate of 10% per annum, payable quarterly in arrears, and matures on May 5, 2001. The loan to Mr. Hellman's affiliate bears interest at the rate of 12% per annum, requires monthly payments of principal and interest in the amount of $3,500 and matures on May 31, 2001.

         At March 31, 1998, the Company had total liabilities of $680,989, as compared to total liabilities of $751,211 at December 31, 1997. This decrease in total liabilities was primarily due to the Company's satisfaction, during First Quarter 1998, of various obligations.

         At March 31, 1998, the Company had total stockholders' equity of $7,052,256, as compared to total stockholders' equity of $4,204,620 at December 31, 1997. The significant increase in stockholders' equity is attributable directly to values associated with the Company's formation of AFG and acquisition, utilizing primarily shares of the Company's Common Stock, of AIM and the Medical Billing Subsidiaries.

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

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital and cash flow prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease its operations.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS

    No.       Description
    ---       -----------

    10.1 Promissory Note, dated February 4, 1998, issued by Robert D. Press to the Company in the principal amount of $60,000.

    10.2 Promissory Note, dated March 9, 1998, issued by Tract 4, Inc. to the Company in the principal amount of $200,000.

    27        Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                 MEDLEY CREDIT ACCEPTANCE CORP.


Dated:  June 29, 1998            By: /s/ Robert D. Press
                                    ----------------------------------
                                    Robert D. Press, Chairman of the Board,
                                    President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive and Financial Officer)

                                 EXHIBIT INDEX

No.      Description
---      -----------

 10.1 Promissory Note, dated February 4, 1998, issued by Robert D. Press to the Company in the principal amount of $60,000.

 10.2 Promissory Note, dated March 9, 1998, issued by Tract 4, Inc. to the Company in the principal amount of $200,000.

 27      Financial Data Schedule