Form 10QSB
period 1998-06-30
MEDLEY CREDIT ACCEPTANCE CORP
filed 1998-08-14
CIK 1037271

------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period from _________ to ____________

                        Commission File Number 000-22681

                             FINANTRA CAPITAL, INC.
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

                            Yes X  No
                               ---   ---

            State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                                   Number of Shares Outstanding
              Class                                    on August 12, 1998
              -----                                ----------------------------
     Common Stock, par value $.01 per share            4,133,027 shares

     Transitional Small Business Disclosure Format        Yes      No  X
                                                              ---     ---

                             FINANTRA CAPITAL, INC.

                                     INDEX

PART I  FINANCIAL INFORMATION                                            PAGE

  Item 1  Condensed Consolidated Financial Statements (Unaudited)         3

          Condensed Consolidated Balance Sheet at June 30, 1998           3

          Condensed Consolidated Statements of Income for the
          Three and Six Months ended June 30, 1998 and 1997               5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1998 and 1997                         6

          Notes to Condensed Consolidated Financial Statements            7

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13


PART II  OTHER INFORMATION                                               16

  Item 6  Exhibits                                                       16

SIGNATURES                                                               17

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)

                                     ASSETS
                                     ------


Current assets:
   Cash and cash equivalents                                                     $2,458,035
   Accounts receivable, net of allowance for doubtful
      accounts of $3,000                                                            599,312
   Finance receivable                                                             2,859,056
   Note receivable - shareholder                                                     10,820
   Prepaid expenses                                                                 393,354
                                                                                 ----------

Total current assets                                                              6,320,577

Property and equipment, at cost, net of accumulated depreciation                    137,113

Other assets:
   Goodwill, net                                                                  2,196,707
   Note receivable - stockholders                                                   245,680
   Due from affiliates                                                               32,307
   Other                                                                            103,666
                                                                                 ----------

Total other assets                                                                2,578,360

Total assets                                                                     $9,036,050
                                                                                 ==========



See accompanying notes to condensed consolidated financial statements.

                            FINANTRA CAPITAL, INC.
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



Current liabilities:
   Notes payable                                                             $ 1,190,475
   Current portion of long-term debt                                              61,220
   Current portion of obligations to finance companies                            50,754
   Accounts payable and accrued expenses                                         366,310
                                                                              ----------

Total current liabilities                                                      1,668,759

Other liabilities:
   Long-term debt, net of current portion                                         60,000
   Obligations to finance companies, net of current portion                       26,913

Total other liabilities                                                           86,913

Total liabilities                                                              1,755,672

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized,
   2,958,817 shares issued and outstanding                                        29,588
Common stock, $.01 par value, 10,000,000 authorized,
   3,126,661 shares issued and 292,500 to be issued                               31,267
Additional paid-in capital                                                    10,020,591
Treasury stock                                                                   (37,250)
Accumulated deficit                                                           (2,763,818)
                                                                              ----------

Total stockholders' equity                                                     7,280,378

Total liabilities and stockholders' equity                                   $ 9,036,050
                                                                             ===========



See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                                          JUNE 30,                   JUNE 30,
                                                                                --------------------------  ------------------------
                                                                                  1998             1997        1998          1997
                                                                                 ------           -----        -----         -----
Revenues                                                                        $1,354,961     $   91,123    $2,632,078   $ 230,286

Costs and expenses:
   Depreciation                                                                     47,327         17,000        93,583      34,000
   Interest expense                                                                 30,835         18,345        30,835      27,988
   General and administrative expenses                                           1,138,830         48,912     2,335,633     114,763
                                                                                ----------     ----------    ----------   ---------

Total costs and expenses                                                         1,216,992         84,257     2,460,051     176,751
                                                                                ----------     ----------    ----------   ---------

Income (loss) from operations                                                      137,969          6,866       172,027      53,535
                                                                                ----------     ----------    ----------   ---------

Other expenses:
   Loss on sale of securities                                                            -        (33,924)            -     (40,580)
                                                                                ----------     ----------    ----------   ---------

Total other expenses                                                                     -        (33,924)            -     (40,580)
                                                                                ----------     ----------    -----------  ---------

Net income (loss)                                                               $  137,969     $  (27,058)   $  172,027   $  12,955
                                                                                ==========     ==========    ===========  =========

Net income (loss) applicable to common shareholders                             $   69,769     $ (100,965)   $   35,627   $(134,922)
                                                                                ==========     ==========    ===========  =========

Net income (loss) per common share                                                $    .02        $  (.06)     $    .01    $   (.08)
                                                                                  ========        =======      =========   ========

Weighted average number of shares outstanding
   and to be issued                                                              3,359,959      1,680,000     3,342,310  1,680,000
                                                                                ==========      =========     =========  =========

     See accompanying notes to condensed consolidated financial statements.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                             --------------------------
                                                                                              1998                1997
                                                                                             ------              -----
Cash flows from operating activities:
   Net cash used by operating activities                                                    $  (396,067)       $ (34,748)
                                                                                            -----------        ---------

Cash flows from investing activities:
   Cash acquired in acquisitions                                                                 78,584                -
   Net advances (to) from affiliates                                                             43,106           (9,786)
   Note receivable - stockholders                                                               (60,000)               -
   Purchase of equipment                                                                        (34,181)               -
   Purchase of securities available for sale                                                          -          (75,010)
   Proceeds from sale of securities available for sale                                                -           34,401
   Proceeds from sale of equipment                                                                    -           21,000
   Notes acquired for cash                                                                   (2,555,556)               -
                                                                                             ----------          -------
Net cash used by investing activities                                                        (2,528,047)         (29,395)
                                                                                             ----------          -------

Cash flows from financing activities:
   Borrowings on line-of-credit                                                               1,049,950                -
   Repayment of notes payable                                                                         -          (60,000)
   Proceeds from long-term debt                                                                       -          160,000
   Repayments of long-term debt                                                                 (46,275)         (59,670)
   Net proceeds from shareholder loans                                                                -           28,500
   Payments of preferred dividends                                                             (136,400)               -
   Repayment of shareholder loans                                                                     -           (6,253)
   Issuance of common stock                                                                     445,321                -
   Purchase of treasury stock                                                                   (37,250)               -
                                                                                             ----------          -------
Net cash provided by financing activities                                                     1,275,346           62 577
                                                                                             ----------           ------

Net (decrease) in cash                                                                       (1,648,768)          (1,566)

Cash - beginning                                                                              4,106,803                -
                                                                                               ---------     -----------
Cash - end                                                                                   $2,458,035      $    (1,566)
                                                                                             ==========      ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period:
       Interest                                                                              $        -      $    22,866
                                                                                             ==========      ===========
Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of
      subsidiaries                                                                           $2,631,862      $         -
                                                                                             ==========      ===========
   Leased equipment received from affiliated
     company as payment on intercompany receivable                                           $        -      $    87,758
                                                                                             ==========      ===========
   Obligations to finance companies transferred to
      affiliated company                                                                     $        -      $    27,807
                                                                                             ==========      ===========


    See accompanying notes to condensed consolidated financial statements.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1 - CORPORATION NAME CHANGE

Effective August 5, 1998, the Company changed its corporate name from Medley Credit Acceptance Corp. to Finantra Capital, Inc.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Premier Provider Services, Inc., Medical Billing Service Systems, Inc. and Ameri-Cap Leasing Corp., and its 80% owned subsidiaries, American Investment Management, Inc. ("AIM") and American Factors Group, Inc.

NOTE 3 - BASIS OF PRESENTATION

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1997. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

Certain items in the condensed consolidated financial statements for the interim period ended June 30, 1997, have been reclassified to conform with the current presentation. These reclassifications had no effect on net income.

NOTE 4 - ACQUISITIONS

On June 30, 1998, the Company, through a wholly owned subsidiary, Ameri-Cap Leasing Corp., acquired 80% of the outstanding common stock of MFC Financial Corp. As consideration, the Company issued 10,000 shares of its common stock. Additionally, the Company has agreed to acquire the remaining MFC Financial Corp. shares annually in equal installments over a three-year period from the date of the closing, with the first installment commencing one year from the date of closing and on the same day each year thereafter.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 4 - ACQUISITIONS (CONTINUED)

The acquisition consideration for the balance of the MFC shares shall be an amount of Company common stock equal to two and one half times the net pre-tax income of the Company's leasing division in the first year, three times the net pre-tax income of the Company's leasing division in the second year, and four times the net pre-tax income of the Company's leasing division in the third year. The number of shares to be issued shall be based upon the closing share price of the Company's common stock on the date of each exchange. The acquisition was accounted for using the purchase method of accounting and $30,000 in goodwill was recorded which is being amortized over fifteen (15) years. The results of operations of MFC Financial Corp. are included in the condensed consolidated statements of income since the date of acquisition.

All acquisitions by the Company during the six months ended June 30, 1998 were accounted for as purchases and $2,272,455 in goodwill was recorded which is being amortized over 15 years using the straight line method. Amortization expense amounted to $37,874. The results of operations are included in the condensed consolidation statements of income since the date of the acquisitions. The purchase prices assigned to the net assets acquired were based on the fair value of such assets and liabilities at the respective acquisition dates.

On January 1, 1998, the Company completed its acquisitions of Premier Provider Services, Inc. and Medical Billing Service Systems, Inc. The Company agreed to issue to the principals of these subsidiaries an aggregate of 585,000 shares of common stock, each share valued at $4.50, one-half of which were issued upon the closing of the acquisitions, with the remaining one-half of such shares being issuable on the first anniversary of such acquisitions. The 292,500 unissued shares have been treated as outstanding at March 31, 1998, and have been included in earnings per share. In addition, the Company agreed to issue to the principals of these subsidiaries incentive stock options pursuant to the Company's option plan to acquire common stock through December 31, 2001, under certain circumstances, up to an aggregate of 150,000 additional shares of common stock based upon the subsidiaries' financial performance.

The Company acquired an 80% interest in AIM during the quarter ended March 31, 1998. In consideration the Company agreed to issue to the principal of AIM shares of the Company's common stock on the first, second and third anniversaries of acquisition. These shares represent less than 1% of the outstanding shares of the Company.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 4 - ACQUISITIONS (CONTINUED)

The proforma unaudited results of operations for the six months ended June 30, 1997, assuming consummation of the purchase at the beginning of the period, are as follows:

                                                    FOR THE SIX MONTHS ENDED
                                                            JUNE 30,
                                                   -------------------------
                                                      1998           1997
                                                      ----           -----
Revenues                                           $2,632,078    $ 1,355,423
Net income                                         $  172,027    $   319,859
Net income per common share after dividends        $      .01    $       .07
                                                   ==========    ===========

The unaudited proforma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the date assumed.

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at June 30, 1998:

$4,000,000 line-of-credit with a financial institution; interest is payable monthly at prime plus 1 1/2%. The line is secured by certain finance receivables.
                                                                     $1,115,475

Note payable
------------
Note payable due bank collateralized by certain of the Company's assets not otherwise pledged and is personally guaranteed by the
Company's principal officer and an affiliate                             75,000
                                                                     ----------

Total                                                                $1,190,475
                                                                     ==========

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 6 - OBLIGATIONS TO FINANCE COMPANIES

Obligations to finance companies, secured by rental equipment and related rental agreements, consist of:


18.7% obligation payable in monthly installments of
   $2,260, including interest, through April 1998.                                      $10,791

23.6% obligation payable in varying monthly installments,
   including interest, through November 1999.                                            19,156


21.2% obligation payable in varying monthly installments,
   including interest, through November 1999.                                            36,722

18.3% obligation payable in varying monthly installments,
    including interest, through November 1999.                                           10,998
                                                                                        -------
                                                                                         77,667
Less: current maturities                                                                (50,754)
                                                                                        -------
     Long-term obligations                                                              $26,913
                                                                                        =======

NOTE 7 - DIVIDENDS PAYABLE - PREFERRED STOCK

The Company has paid $68,200 of dividends on its preferred stock at June 30, 1998.

NOTE 8 - LONG-TERM DEBT

At June 30, 1998, the Company is obligated to various individuals for amounts aggregating $121,220. These notes are for various amounts and maturities through January 1999. Interest is payable at rates ranging from 10% to 13.5% per annum. The unsecured portion of these notes is $88,724.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company loaned its principal officer $60,000 as of June 30, 1998. The note bears interest at 10% per annum with interest only payable quarterly. The entire unpaid principal balance and accrued interest is due May 5, 2001.

In addition, the Company loaned $200,000 to a company owned by a shareholder of the Company. The installment note carries a 12% interest rate per annum. The note will be repaid in monthly installments of $3,500, commencing June 1, 1998 the entire unpaid principal balance, together with accrued interest is due on May 31, 2001.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 10 - EMPLOYEE STOCK OPTIONS

Options to purchase 85,000 shares of the Company's common stock at an average price per share of approximately $1.22 have been granted to certain of the Company's officers and key employees.

The Company has elected to account for the stock options under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 124, "Accounting for Stock Based Compensation", the Company's net income would have been decreased by approximately $4,100. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

Risk-free interest rate                                    5.5%
Expected life (years)                                    2 to 3
Expected volatility                                        .426
Expected dividends                                         None

A summary of option transactions during the six months ended June 30, 1998 is shown below:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                     NUMBER            EXERCISE
                                                    OF SHARES          PRICE

Outstanding at December 31, 1997                          -            $    -
Granted                                              85,000              1.22
Exercised                                                 -                 -
Forfeited                                                 -                 -
                                                    -------

Outstanding at June 30, 1998                         85,000
                                                    =======

Exercisable at June 30, 1998                              -
                                                    =======

Available for issuance at June 30, 1998              85,000
                                                    =======

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 11 - INDUSTRY SEGMENT INFORMATION

The Company currently operates primarily two industry segments: specialty finance and medical billing and financial administrative services. Revenues, income from operation, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below:


                                                  FOR THE SIX MONTHS ENDED
                                                         JUNE 30
                                                -----------------------------
                                                     1998            1997
                                                     ----            ----
Industry segments:
Revenues:
   Specialty finance                            $  513,656     $   230,286
   Medical billing and financial services        2,118,422               -
                                                ----------     -----------
Total                                           $2,632,078     $   230,286
                                                ==========     ===========

Income (loss) from operations:
   Specialty finance                            $ (244,373)    $    53,535
   Medical billing and financial services          416,400               -
                                                ----------     -----------
Total                                           $  172,027     $    53,535
                                                ==========     ===========

Identifiable assets:
   Specialty finance                            $5,898,098     $ 1,816,823
   Medical billing and financial services        3,137,952               -
                                                 ---------     -----------
            Total                               $9,036,050     $ 1,816,823
                                                ==========     ===========

Capital expenditures:
   Specialty finance                            $   21,175     $         -
   Medical billing and financial services           13,016               -
                                                ----------     -----------
            Total                               $   34,191     $         -
                                                ==========     ===========

Depreciation and amortization:
   Specialty finance                            $    1,350     $    34,000
   Medical billing and financial services           92,233               -
                                                ----------     -----------
Total                                           $   93,583     $    34,000
                                                ==========     ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

            Effective August 5, 1998, Medley Credit Acceptance Corp., a Delaware corporation (the "Company"), changed its name to "Finantra Capital, Inc." In addition, on July 15, 1998, Mr. Evaldo (Fred) Dupuy was appointed as the fourth director of the Company. Mr Dupuy, age 53, is the owner of several finance companies and, for the last five years, has been a principal with the investment banking firm of Coast Partners Securities, Inc., a boutique firm specializing in securing asset and debt related facilities for its clients. Mr. Dupuy is a member of the Florida Premium Finance Association, Florida Automobile Dealers Association, Florida Mortgage Brokers Association and the Asset Based Lender Association.

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

            In an effort to grow its accounts receivable financing and traditional financing business lines, while establishing a market presence for the same, the Company, during the quarter ended March 31, 1998 ("First Quarter 1998"), consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in Americal Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance related services, and (iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing) and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), companies engaged, generally, in providing back office auditing and other financial administrative services principally to the medical industry.

            In anticipation of expanding its equipment leasing business, the Company, during the quarter ended June 30, 1998 ("Second Quarter 1998"), acquired, through its newly-formed wholly-owned subsidiary, Ameri-Cap Leasing Corp. ("Ameri-Cap"), 80% of the outstanding capital stock of MFC Financial Corp., a Florida corporation ("MFC"). MFC is engaged in the financing business generally, including equipment leasing. In consideration for this acquisition, the Company issued to Messrs. Ron Epstein, Elliot Kalus and Henry Koche, the stockholders of MFC, an aggregate of 10,000 shares of the Company's Common Stock. The Company, through Ameri-Cap, has agreed, on each of the first three anniversaries of the initial closing of this acquisition, to acquire from Messrs. Epstein, Kalus and Koche the remaining 20% of the capital stock of MFC. The consideration payable for such remaining 20% interest shall be, on the first anniversary, an aggregate number of shares of the Company's Common Stock equal to two and one-half times the net pre-tax income of Ameri-Cap for its first year of operations, on the second anniversary, an aggregate number of shares of the Company's Common Stock equal to three times the net pre-tax income of Ameri-Cap for its second year of operations and on the third anniversary, an aggregate number of shares of the Company's Common Stock equal to four times the net pre-tax income of Ameri-Cap for its third year of operations. Shares of the Company's Common Stock will be valued at the closing sale price on the date of their issuance.

            In connection with the MFC acquisition, the Company entered into three year employment agreements with each of Messrs. Epstein, Kalus and Koche. These agreements, among other things, entitle Messrs. Epstein, Kalus and Koche to be granted incentive stock options pursuant to the Company's 1997 Stock Option Plan based upon Ameri-Cap's annual financial performance and to participate in a discretionary cash bonus pool for Ameri-Cap's employees if Ameri-Cap's financial performance justifies the same. These employment agreements are terminable by the Company for cause, however, if, among other things, after the six month period immediately following the Company's initial purchase of its controlling interest in MFC, Ameri-Cap's net monthly sales volume (defined as the total amount of all leases written in any calendar month) is less than $500,000 per month in any consecutive three month period or in a three month aggregate in any 12 month period.

            During Second Quarter 1998, the Company also provided a financial accommodation to an affiliate for a fee equal to $150,000 per annum, which fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.475 million standby letter of credit on behalf of the affiliate. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by the affiliate to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by the affiliate to the Company of 750,000 shares of the Company's Common Stock owned by the affiliate, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

            For Second Quarter 1998, the Company generated revenues of $1,354,961, an increase of $1,263,838 from revenues of $91,123 for the three months ended June 30, 1997 ("Second Quarter 1997"). This increase in revenues was primarily the result of the Company's acquisitions of AIM, the Medical Billing Subsidiaries and MFC, and the subsequent commencement of the Company's accounts receivable financing (factoring) and traditional financing business lines and expanded equipment leasing operations.

            During Second Quarter 1998, the Company incurred an increase of $1,089,918 in general and administrative expenses over Second Quarter 1997 figures, principally as a result of the Company's commencement of its accounts receivables financing (factoring) and traditional financing business lines and expanded equipment leasing operations. Principally as a consequence thereof, the Company recorded net income from operations of $137,969 for Second Quarter 1998 as compared to net income from operations of $6,866 for Second Quarter 1997. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock, the Company generated net income applicable to common shareholders for Second Quarter 1998 of $69,769, or approximately $.02 per share, as compared to incurring net losses applicable to common shareholders for Second Quarter 1997 of $100,965, or approximately $.06 per share.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

            For the six months ended June 30, 1998 ("Six Months 1998"), the Company generated revenues of $2,632,078, an increase of $2, 401,792 from revenues of $230,286 for the six months ended June 30, 1997 ("Six Months 1997"). This increase in revenues was primarily the result of the Company's acquisitions of AIM, the Medical Billing Subsidiaries and MFC, and the subsequent commencement of the Company's accounts receivable financing (factoring) and traditional financing business lines and expanded equipment leasing operations.

            For Six Months 1998, the Company incurred an increase of $2,220,870 in general and administrative expenses over Six Months 1997 figures, principally as a result of the Company's commencement of its accounts receivables financing (factoring) and traditional financing business lines and expanded equipment leasing operations. Principally as a consequence thereof, the Company recorded net income from operations of $172,027 for Six Months 1998 as compared to net income from operations of $12,955 for Six Months 1997. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock, the Company generated net income applicable to common shareholders for Six Months 1998 of $35,627, or approximately $.01 per share, as compared to incurring net losses applicable to common shareholders for Six Months 1997 of $134,922, or approximately $.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1998, the Company had total assets of $9,036,050, as compared to total assets of $4,944,831 at December 31, 1997. This significant increase in total assets is primarily the result of the Company's acquisition of AIM and the Medical Billing Subsidiaries during First Quarter 1998 and MFC during Second Quarter 1998 and the commencement of operations of AFG's accounts receivable financing (factoring) business. At June 30, 1998, a finance receivable arising predominantly from AFG's operations in the amount of $2,859,056 was recorded on the Company's balance sheet. The $2,196,707 of goodwill, net, recorded on the Company's balance sheet at June 30, 1998 represents the premium over net equity paid by the Company in connection with its acquisitions of AIM, the Medical Billing Subsidiaries and MFC. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill.

            At June 30, 1998, the Company had total liabilities of $1,755,672, as compared to total liabilities of $751,211 at December 31, 1997. This increase in total liabilities was primarily due to the incurrence of borrowings under the accounts receivable credit facility established for AFG, notwithstanding the Company's continued timely satisfaction of other obligations.

            At June 30, 1998, the Company had total stockholders' equity of $7,280,378, as compared to total stockholders' equity of $4,204,620 at December 31, 1997. The significant increase in stockholders' equity is attributable directly to the earnings generated by the Company from operations, values associated with the Company's formation of AFG and acquisition, utilizing primarily shares of the Company's Common Stock, of AIM, the Medical Billing Subsidiaries and MFC.

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

            The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital and cash flow prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease operations.



                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS

    No.                     Description
    ---                     -----------
    3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 1998.

   10.1 Stock Purchase Agreement, dated June 30, 1998, among Ameri-Cap, Ron Epstein, Elliot Kalus, Henry Koche and the Company.

   10.2 Employment Agreement, dated June 30, 1998, between Ameri-Cap and Ron Epstein.

   10.3 Employment Agreement, dated June 30, 1998, between Ameri-Cap and Elliot Kalus.

   10.2 Employment Agreement, dated June 30, 1998, between Ameri-Cap and Henry Koche.

     27  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.



                                FINANTRA CAPITAL, INC.




Dated: August 13, 1998          By: /s/ Robert D. Press
                                    -------------------
                                    Robert D. Press, Chairman of the Board,
                                    President, Chief Executive Officer and
                                    Chief Financial Officer
                                    (Principal Executive and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


No.                              Description
---                              -----------
 3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 5, 1998.

10.1 Stock Purchase Agreement, dated June 30, 1998, among Ameri-Cap, Ron Epstein, Elliot Kalus, Henry Koche and the Company.

10.2  Employment Agreement, dated June 30, 1998, between Ameri-Cap and Ron
      Epstein.

10.3 Employment Agreement, dated June 30, 1998, between Ameri-Cap and Elliot Kalus.

10.2  Employment Agreement, dated June 30, 1998, between Ameri-Cap and Henry
      Koche.

  27  Financial Data Schedule.