Form 10-Q
period 1998-09-30
FINANTRA CAPITAL INC
filed 1998-11-16
CIK 1037271

-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

                                Yes  X    No
                                    ---      ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
             Class                                     on November 12, 1998
             -----                                 ----------------------------

Common Stock, par value $.01 per share                   4,047,528 shares

Transitional Small Business Disclosure Format       Yes          No  X
                                                        ---         ---

                             FINANTRA CAPITAL, INC.

                                     INDEX

PART I            FINANCIAL INFORMATION                                                    PAGE

      Item 1      Condensed Consolidated Financial Statements (Unaudited)                   3

                  Condensed Consolidated Balance Sheet at September 30, 1998                3

                  Condensed Consolidated Statements of Income for the
                  Three and Nine Months ended September 30, 1998 and 1997                   5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 1998 and 1997                             6

                  Notes to Condensed Consolidated Financial Statements                      7

      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       13

PART II           OTHER INFORMATION                                                         16

    Item 6        Exhibits                                                                  16

SIGNATURES                                                                                  17

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)



                                     ASSETS
                                     ------

Current assets:

   Cash and cash equivalents                                                                            $  2,314,399
   Accounts receivable, net of allowance for doubtful
      accounts of $3,000                                                                                   3,689,660
   Finance receivable                                                                                      3,324,402
   Note receivable - shareholder                                                                              26,796
   Prepaid expenses                                                                                          404,642
                                                                                                      --------------

         Total current assets                                                                              9,759,899

Property and equipment, at cost, net of accumulated depreciation                                             225,085

Other assets:
   Goodwill, net                                                                                           2,964,082
   Note receivable - stockholders                                                                            233,204
   Due from affiliates                                                                                       218,296
   Other                                                                                                      59,023
                                                                                                     ---------------

         Total other assets                                                                                3,474,605
                                                                                                     ---------------
         Total assets                                                                                    $13,459,589
                                                                                                     ===============


    See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Notes payable                                                                   $  2,973,489
   Current portion of long-term debt                                                    100,212
   Current portion of obligations to finance companies                                   52,664
   Accounts payable and accrued expenses                                              1,883,178
                                                                                  -------------

         Total current liabilities                                                    5,009,543

Other liabilities:

   Long-term debt, net of current portion                                               105,932
   Obligations to finance companies, net of current portion                              29,756
                                                                                  -------------
         Total other liabilities                                                        135,688
                                                                                  -------------
         Total liabilities                                                            5,145,231

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 authorized,
   2,958,817 shares issued and outstanding                                               29,588
Common stock, $.01 par value, 10,000,000 authorized,
   4,021,661 shares issued and 292,500 to be issued                                      40,210
Additional paid-in capital                                                           10,713,191
Treasury stock                                                                          (89,644)
Accumulated deficit                                                                  (2,378,987)
                                                                                  -------------
         Total stockholders' equity                                                   8,314,358
                                                                                  -------------
Total liabilities and stockholders' equity                                          $13,459,589
                                                                                  =============



     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                                                     ---------------                         --------------
                                                                1998               1997                1998               1997
                                                               ------             ------              ------             -----
Revenues                                                      $4,500,043        $   67,044          $ 7,135,318       $  297,330

Costs and expenses:
   Depreciation                                                   98,267            17,000              203,299           51,000
   Interest expense                                               94,773            25,529              125,608           53,517
   General and administrative expenses                         4,073,040            89,096            6,427,975          203,859
                                                              ----------        ----------          -----------       ----------
         Total costs and expenses                              4,266,080           131,625            6,756,882          308,376
                                                              ----------        ----------          -----------       ----------
Income (loss) from operations                                    233,963           (64,581)             378,436          (11,046)
                                                              ----------        ----------          -----------       ----------
Other income (expenses):
   Gain (Loss) on sale of securities                                   -             6,800                    -          (33,780)
                                                              ----------        ----------          -----------       ----------
         Total other income (expenses)                                 -             6,800                    -          (33,780)
                                                              ----------        ----------          -----------       ----------
Net income (loss)                                             $  233,963        $  (57,781)         $   378,436       $  (44,826)
                                                              ==========        ==========          ===========       ==========
Net income (loss) applicable to common shareholders           $  165,763        $ (131,752)         $   173,836       $ (266,674)
                                                              ==========        ==========          ===========       ==========
Net income (loss) per common share                            $      .04        $     (.08)         $       .05       $     (.16)
                                                              ==========        ==========          ===========       ==========
Weighted average number of shares outstanding
   and to be issued                                            3,723,000         1,680,000            3,472,000        1,680,000
                                                              ==========        ==========          ===========       ==========


    See accompanying notes to condensed consolidated financial statements.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,

                                                                              1998                      1997
                                                                             ------                    -----
Cash flows from operating activities:
   Net cash used by operating activities                                   $(1,351,577)               $ (52,491)
                                                                           -----------                ---------
Cash flows from investing activities:
   Cash acquired in acquisitions                                                46,044                        -
   Net advances (to) from affiliates                                          (142,883)                 (76,228)
   Note receivable - stockholders                                             (260,000)                       -
   Purchase of equipment                                                      (147,943)                       -
   Purchase of securities available for sale                                         -                  (75,010)
   Proceeds from sale of securities available for sale                               -                   34,401
   Proceeds from sale of equipment                                                   -                   27,800
   Notes acquired for cash                                                  (2,824,402)                       -
                                                                            ----------                ---------
         Net cash used by investing activities                              (3,329,184)                 (89,037)
                                                                            ----------                ---------
Cash flows from financing activities:
   Borrowings on line-of-credit                                              2,832,964                        -
   Repayment of notes payable                                                        -                  (60,000)
   Proceeds from long-term debt                                                      -                  293,650
   Repayments of long-term debt                                               (104,628)                 (85,627)
   Net proceeds from shareholder loans                                               -                   28,000
   Payments of preferred dividends                                            (204,600)                       -
   Repayment of shareholder loans                                                    -                   (8,253)
   Issuance of common stock                                                    454,265                        -
   Purchase of treasury stock                                                  (89,644)                       -
                                                                            ----------                ---------
         Net cash provided by financing activities                           2,888,357                  167,770
                                                                            ----------                ---------
Net (decrease) in cash                                                      (1,792,404)                  26,242
Cash - beginning                                                             4,106,803                        -
                                                                            ----------                ---------
Cash - end                                                                  $2,314,399                $  26,242
                                                                            ==========                =========
Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                              $  125,608                $  28,475
                                                                            ==========                =========
Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of
      subsidiaries                                                          $3,173,282                $       -
                                                                            ==========                =========
   Leased equipment received from affiliated
     company as payment on intercompany receivable                          $        -                $  87,758
                                                                            ==========                =========
   Obligations to finance companies transferred to
      affiliated company                                                    $        -                $  27,807
                                                                            ==========                =========


     See accompanying notes to condensed consolidated financial statements.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 1 - CORPORATION NAME CHANGE

On August 5, 1998, the Company changed its corporate name from Medley Credit Acceptance Corp. to Finantra Capital, Inc.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Premier Provider Services, Inc., Medical Billing Service Systems, Inc. and Ameri-Cap Leasing Corp., its approximate 91% owned subsidiary, Ameritrust Holdings, Inc. ("Ameritrust"), and its 80% owned subsidiaries, American Investment Management, Inc. ("AIM") and American Factors Group, Inc.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's annual financial statements for the year ended December 31, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Certain items in the condensed consolidated financial statements for the interim period ended September 30, 1997, have been reclassified to conform with the current presentation. These reclassifications had no effect on net income.

NOTE 4 - ACQUISITIONS

On August 31, 1998, the Company, through a wholly owned subsidiary, acquired approximately 91% of the outstanding capital stock of Ameritrust. In consideration therefor, the Company issued an aggregate of 381,000 shares of its common stock to Ameritrust's then stockholders. The remaining capital stock of Ameritrust not originally acquired by the Company may be exchanged for shares of the Company's common stock at annual intervals ending on June 30, 2002, at exchange rates based upon Ameritrust's financial performance during such period. This acquisition was accounted for using the purchase method of accounting and $286,779 in goodwill was recorded which is being amortized over 15 years under the straight-line method. The results of operations are included in the condensed consolidated statements of operations since the date of the acquisition.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 4 - ACQUISITIONS (CONTINUED)

The proforma unaudited results of operations for the nine months ended September 30, 1998 and 1997, assuming consummation of the purchase of Ameritrust at the beginning of each period, are as follows:

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ---------------------------
                                                       1998            1997
                                                      ------          -----
Revenues                                           $7,673,380       $4,526,771
Net income                                         $  334,174       $   42,268
Net income  per common share after dividends       $      .03       $      .07
                                                   ==========       ==========

This unaudited proforma information does not purport to be indicative of the results of operations which would have resulted had the acquisitions been consummated at the date assumed.

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following at September 30, 1998:

 $4,000,000 line-of-credit ($3,000,000 available at
 September 30, 1998) with a financial institution; interest
 is payable monthly at prime plus 1 1/2%. The line is
 secured by certain finance receivables.                             $2,928,489

Note payable

Note payable due bank collateralized by certain of the
Company's assets not otherwise pledged and is personally
guaranteed by the Company's principal officer and an
affiliate                                                                45,000
                                                                     ----------

         Total                                                       $2,973,489
                                                                     ==========

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 6 - OBLIGATIONS TO FINANCE COMPANIES

Obligations to finance companies, secured by rental equipment and related rental agreements, consist of:

16.08% obligation payable in monthly installments of
   $2,036, including interest, through February 1999.                                        $  9,811

23.6% obligation payable in varying monthly installments,
   including interest, through November 1999.                                                  19,156

21.2% obligation payable in varying monthly installments,
   including interest, through November 1999.                                                  36,722

18.3% obligation payable in varying monthly installments,
    including interest, through November 1999.                                                 10,998

12.5% obligation payable in monthly installments of
     $311, including interest through June 2000.                                                5,733
                                                                                             --------
                                                                                               82,420

Less: current maturities                                                                      (52,664)
                                                                                             --------
     Long-term obligations                                                                   $ 29,756
                                                                                             ========

NOTE 7 - DIVIDENDS PAYABLE - PREFERRED STOCK

The Company has paid $204,600 of dividends on its preferred stock between January 1, 1998 and September 30, 1998.

NOTE 8 - LONG-TERM DEBT

At September 30, 1998, the Company is obligated to various individuals for amounts aggregating $206,144. These notes are for various amounts and maturities through July 2001. Interest is payable at rates ranging from 8% to 13.5% per annum. The unsecured portion of these notes is approximately $90,000.

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company loaned its principal officer $60,000 as of September 30, 1998. The note bears interest at 10% per annum with interest only payable quarterly. The entire unpaid principal balance and accrued interest is due May 5, 2001.

In addition, the Company loaned $200,000 to a company owned by a shareholder of the Company. The installment note carries a 12% interest rate per annum. The note will be repaid in monthly installments of $3,500, commencing June 1, 1998 the entire unpaid principal balance, together with accrued interest is due on May 31, 2001.

NOTE 10 - EMPLOYEE STOCK OPTIONS

Options to purchase 132,000 shares of the Company's common stock at an average price per share of approximately $1.50 have been granted to certain of the Company's officers and key employees.

The Company has elected to account for the stock options under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income for the quarter ended September 30, 1998 would have been decreased by approximately $47,060. Income for the nine months ended September 30, 1998 would have been decreased by approximately $53,881. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

     Risk-free interest rate                              5.5%
     Expected life (years)                               2 to 3
     Expected volatility                                  .538
     Expected dividends                                   None

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



NOTE 10 - EMPLOYEE STOCK OPTIONS (CONTINUED)

A summary of option transactions during the nine months ended September 30, 1998 is shown below:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER       EXERCISE
                                                        OF SHARES       PRICE


   Outstanding at December 31, 1997                            -          $ -
   Granted                                               132,000         1.50
   Exercised                                                   -            -
   Forfeited                                                   -            -
                                                        --------

   Outstanding at September 30, 1998                     132,000
                                                        ========

   Exercisable at September 30, 1998                           -
                                                        ========

   Available for issuance at September 30, 1998          132,000
                                                        ========

                    FINANTRA CAPITAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


NOTE 11 - INDUSTRY SEGMENT INFORMATION

The Company currently operates primarily two industry segments: specialty finance and medical billing and financial administrative services. Revenues, income from operations, identifiable assets, capital expenditures and depreciation and amortization pertaining to the industries in which the Company operates are presented below:

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                   1998                 1997
                                                                                  ------               ------
Industry segments:
Revenues:
   Specialty finance                                                           $   3,971,884      $   297,330
   Medical billing and financial services                                          3,163,434                -
                                                                               -------------      -----------
         Total                                                                 $   7,135,318      $   297,330
                                                                               =============      -----------

Income (loss) from operations:
   Specialty finance                                                           $   (106,640)      $   (11,046)
   Medical billing and financial services                                            485,076                -
                                                                               -------------      -----------
         Total                                                                 $     378,436      $  (11,046)
                                                                               =============      ===========

Identifiable assets:
   Specialty finance                                                           $   9,831,055      $ 1,994,513
   Medical billing and financial services                                          3,628,534                -
                                                                               -------------      -----------
         Total                                                                   $13,459,589      $ 1,994,513
                                                                               =============      ===========

Capital expenditures:
   Specialty finance                                                           $     129,337      $         -
   Medical billing and financial services                                             18,606                -
                                                                               -------------      -----------
         Total                                                                 $     147,943      $         -
                                                                               =============      ===========

Depreciation and amortization:
   Specialty finance                                                           $      71,625      $    51,000
   Medical billing and financial services                                            131,674                -
                                                                               -------------      -----------
         Total                                                                 $     203,299      $    51,000
                                                                               =============      ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation, during late 1997 and early 1998, of the Company's initial public offering of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each financing business line.

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of (i) dry cleaning equipment to small dry cleaning businesses throughout the eastern United States and (ii) refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing, equipment leasing and traditional financing business lines, while establishing a market presence for the same, the Company, during the six-month period ended June 30, 1998, consummated several significant transactions. Principal among these were
(i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in Americal Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance related services, (iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing) and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), companies engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry, and (iv) the Company's acquisition, through its wholly-owned Ameri-Cap Leasing Corp. subsidiary ("Ameri-Cap"), of a majority interest in MFC Financial Corp. ("MFC"), an entity engaged, generally, in the equipment leasing industry and, principally, medical equipment financing.

         In an effort to expand its mortgage lending operations, the Company, during the quarter ended September 30, 1998 ("Third Quarter 1998"), acquired approximately 91% of the outstanding capital stock of Ameritrust Holdings, Inc. ("Ameritrust"), a licensed mortgage lender engaged in both residential and commercial lending. Ameritrust's operations focus primarily on non-confirming loans, sub-prime credits, home improvement loans, sales finance contracts and debt consolidations. In consideration for its acquisition of its approximate 91% interest in Ameritrust, the Company issued an aggregate of 381,000 shares of its common stock, $.01 par value per share (the "Common Stock"), to Ameritrust's then stockholders. The remaining capital stock of Ameritrust not originally acquired by the Company may be exchanged for shares of the Company's Common Stock at annual intervals ending on June 30, 2002, at exchange rates based upon Ameritrust's financial performance during such period.

         In connection with the Ameritrust acquisition, the Company assumed the employment agreements of Ameritrust's three principals, Larry Schwartz, Larry
S. Sazant and Bruce Lazarus. Mr. Schwartz's employment agreement expires in 2003 (subject to annual renewal), entitles Mr. Schwartz to an annual base salary of $75,000 through 2001, increasing $5,000 per year thereafter, an override commission on each residential mortgage transaction made by Ameritrust of 4% of the gross revenues derived by Ameritrust from such transaction, a bonus, terminable upon the satisfaction of certain financial obligations of Mr. Schwartz, equal to 10% of Ameritrust's pre-tax net profits, if any, and the grant of stock options, conditioned upon Ameritrust's financial performance, pursuant to the Company's Stock Option Plan. Mr. Schwartz's employment agreement is terminable by the Company for cause, including if, among other things, after the four month period immediately following the Company's initial purchase of its controlling interest in Ameritrust, Ameritrust's net monthly sales volume is less than 75% of its projected sales goals for any consecutive three month period or Ameritrust's annual sales volume is less than 75% of its projected annual sales. Mr. Schwartz has further agreed not to compete with the Company in Dade and Broward Counties, Florida, for the two year period following termination of his employment with the Company.

         Mr. Sazant's employment agreement expires in 2002, entitles Mr. Sazant to an annual base salary of $45,000, an override commission on each commercial loan generated by Mr. Sazant of 10% of the gross commission earned by Ameritrust's commercial loan division with respect to such commercial loan, an override commission with respect to other commissions generated by Ameritrust's commercial loan division equal to the difference between any commission paid to any loan officer or consultant and 50% of the total commission paid by Ameritrust, and a bonus equal to 5% of Ameritrust's Residential Financial Services' division pre-tax income, if any. Mr. Sazant has further agreed not to compete with the Company for the five year period following the termination of his employment agreement.

         Mr. Lazarus' employment agreement expires in 2002 and entitles Mr. Lazarus to an annual base salary of $75,000, a bonus equal to 5% of Ameritrust's Residential Financial Services' division pre-tax income, if any, and such commissions as Ameritrust customarily remits to brokers and co-brokers on a transactional basis. Mr. Lazarus has further agreed not to compete with the Company for the five year period following the termination of his employment agreement.

         The Company has agreed recently to acquire Creditmart, Inc. and Consumer Loan Servicing, Inc., entities engaged in the sub-prime auto financing industry. These acquisitions are subject, however, to the completion of due diligence and other conditions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         For Third Quarter 1998, the Company generated revenues of $4,500,043, an increase of $4,432,999 from revenues of $67,044 for the three months ended September 30, 1997 ("Third Quarter 1997"). This increase in revenues was primarily the result of the Company's acquisitions, during 1998, of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust, and the subsequent commencement of the Company's accounts receivable financing (factoring) and traditional financing business lines and expanded equipment leasing operations.

         During Third Quarter 1998, the Company incurred an increase of $4,134,455 in total costs and expenses over Third Quarter 1997 figures, principally as a result of the Company's continuation of the businesses it acquired during 1988, the commencement of its accounts receivables financing (factoring) and traditional financing business lines and expanded equipment leasing operations. Principally as a consequence thereof, the Company recorded net income from operations of $233,963 for Third Quarter 1998, as compared to a net loss from operations of $64,581 for Third Quarter 1997. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock (the "Preferred Stock"), the Company generated net income applicable to common shareholders for Third Quarter 1998 of $165,763, or approximately $.04 per share, as compared to incurring net losses applicable to common shareholders for Third Quarter 1997 of $131,752, or approximately $.08 per share.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         For the nine months ended September 30, 1998 ("Nine Months 1998"), the Company generated revenues of $7,135,318, an increase of $6,837,988 from revenues of $297,330 for the nine months ended September 30, 1997 ("Nine Months 1997"). This increase in revenues was primarily the result of the Company's acquisitions, during 1998, of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust, and the subsequent commencement of the Company's accounts receivable financing (factoring) and traditional financing business lines and expanded equipment leasing operations.

         For Nine Months 1998, the Company incurred an increase of $6,448,506 in total costs and expenses over Nine Months 1997 figures, principally as a result of the Company's continuation of the businesses it acquired during 1998, the commencement of its accounts receivables financing (factoring) and traditional financing business lines and expanded equipment leasing operations. Principally as a consequence thereof, the Company recorded net income from operations of $378,436 for Nine Months 1998 as compared to a net loss from operations of $11,046 for Nine Months 1997. When combined with the provision for dividends with respect to shares of the Company's Preferred Stock, the Company generated net income applicable to common shareholders for Nine Months 1998 of $173,836, or approximately $.05 per share, as compared to incurring net losses applicable to common shareholders for Nine Months 1997 of $266,674, or approximately $.16 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had total assets of $13,459,589, as compared to total assets of $4,944,831 at December 31, 1997. This significant increase in total assets is primarily the result of the Company's acquisition of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust during 1998, and the commencement of operations of AFG's accounts receivable financing (factoring) business. At September 30, 1998, a finance receivable arising predominantly from AFG's operations in the amount of $3,324,402 was recorded on the Company's balance sheet. The $2,964,082 of goodwill, net, recorded on the Company's balance sheet at September 30, 1998 represents the premium over net equity paid by the Company in connection with its acquisitions of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill.

         At September 30, 1998, the Company had total liabilities of $5,145,231, as compared to total liabilities of $751,211 at December 31, 1997. This increase in total liabilities was primarily due to the incurrence of borrowings under the accounts receivable credit facility established for AFG, notwithstanding the Company's continued timely satisfaction of other obligations.

         At September 30, 1998, the Company had total stockholders' equity of $8,314,358, as compared to total stockholders' equity of $4,204,620 at December 31, 1997. The significant increase in stockholders' equity is attributable directly to the earnings generated by the Company from operations, values associated with the Company's formation of AFG and acquisition, utilizing primarily shares of the Company's Common Stock, of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust.

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

         During November 1998, the Company commenced a private placement of securities seeking to raise up to $2,125,000. Pursuant to this offering, the Company and The First American Investment Banking Corporation, the non-exclusive placement agent for the offering, are selling up to 100 units at a purchase price of $21,250 per unit. Each unit consists of 10,000 shares of the Company's Common Stock and 10,000 Redeemable Common Stock Purchase Warrants (the "Warrant"). Each Warrant is exercisable into one share of Common Stock at $3.25 per share through November 2001. There is no minimum number of units that must be sold before the Company can utilize the net proceeds from unit sales.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital and cash flow prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. Except as set forth above, the Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease operations.

                                    PART II
                               OTHER INFORMATION

ITEM 6.           EXHIBITS

         No.               Description
         ----              -----------

         10.1 Stock Exchange Agreement, dated July 20, 1998, among Ameri-Cap Finance Group, Inc., certain individuals named therein, the Company and Ameritrust.

         10.2 Amendment, dated October 21, 1998, to Stock Exchange Agreement between Ameri-Cap Finance Group, Inc., the Company and Ameritrust.

         10.3 Employment Agreement, dated November 1998, between Ameritrust and Larry Schwartz.

         10.4 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Bruce Lazarus.

         10.5 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Larry Sazant.

         10.6 Addendum, dated as of July 1, 1998, to Employment Agreement dated as of November 14, 1998, between Residential Financial Services, Inc. and Larry Sazant.

         27       Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                  FINANTRA CAPITAL, INC.

Dated: November 13, 1998          By:/s/ Robert D. Press
                                     ---------------------------------------
                                     Robert D. Press, Chairman of the Board,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)

                                 EXHIBIT INDEX

         No.                                Description
         ---                                -----------

         10.1 Stock Exchange Agreement, dated July 20, 1998, among Ameri-Cap Finance Group, Inc., certain individuals named therein, the Company and Ameritrust.

         10.2 Amendment, dated October 21, 1998, to Stock Exchange Agreement between Ameri-Cap Finance Group, Inc., the Company and Ameritrust.

         10.3 Employment Agreement, dated November 1998, between Ameritrust and Larry Schwartz.

         10.4 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Bruce Lazarus.

         10.5 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Larry Sazant.

         10.6 Addendum, dated as of July 1, 1998, to Employment Agreement dated as of November 14, 1998, between Residential Financial Services, Inc. and Larry Sazant.

         27       Financial Data Schedule