Form 10KSB
period 1998-12-31
FINANTRA CAPITAL INC
filed 1999-04-01
CIK 1037271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1998
                         -------------------------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

For the transition period from                    to
                               ------------------    ------------------

                    Commission file number     000-22681
                                          -------------------

                             FINANTRA CAPITAL, INC.
                             ----------------------
                 (Name of Small Business Issuer in Its Charter)

                 DELAWARE                              13-3571419
    ---------------------------------              -------------------
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

 150 SOUTH PINE ISLAND ROAD, SUITE 500
          PLANTATION, FLORIDA                             33324
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (954) 577-9225
                          -----------------------------
                 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)
                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]  NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and non disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $9,734,940

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,374,443

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,987,528 shares of Common Stock, $.01 par value per share, at March 29,1999.

         Transitional Small Business Disclosure Format (Check One):

                                YES [ ]   NO [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------

                                      None


                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB may contain certain "forward-looking statements" relating to the Company which represent the Company's current expectations or beliefs, including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of the Company to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward looking statements.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Finantra Capital, Inc. (f/k/a Medley Credit Acceptance Corp.) (the "Company") is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation, during late December 1997 and early 1998, of the Company's initial public offering of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market present in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each financing business line.

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

         In an effort to grow its accounts receivable financing, equipment leasing and traditional financing business lines, while establishing a market presence for the same, the Company, during the fiscal year ended December 31, 1998 ("Fiscal 1998"), consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), which specializes in accounts receivable financing,
(ii) the Company's acquisition of a majority interest in American Investment Management ("AIM"), a marketer and a manager of a variety of financial and insurance related services, (iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing") and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), which provide back office accounting and other financial administrative services principally to the medical industry, (iv) the Company's acquisition of a majority interest in MFC Financial Corp. ("MFC"), which is engaged in the equipment leasing industry and, principally, medical equipment financing, and (v) the Company's acquisition of a majority interest in Ameritrust Holdings, Inc. ("Ameritrust"), a licensed mortgage lender.

         The Company has formed wholly-owned subsidiaries to act as holding companies for certain of its current and future operating entities based upon business lines. Ameri-Cap Factors Group ("Ameri-Cap Factors") controls AFG, Ameri-Cap Leasing Corp. ("Ameri-Cap Leasing") controls MFC, Ameri-Cap Mortgage Group ("Ameri-Cap Mortgage") controls Ameritrust and Ameri-Cap Finance Group, to the extent the Company elects to enter the sub-prime automobile finance industry (the "Sub-Prime Auto Business"), will control the Sub-Prime Auto Business.

         The Company was incorporated under the laws of the State of Delaware on May 2, 1990 under the name Premier Lease Concepts Inc. In September 1993, the Company, as part of its merger into a subsidiary of Medley Group, Inc., changed its name to Medley Credit Acceptance Corp. In August 1998, the Company further changed its name to Finantra Capital, Inc. The Company's principal executive offices are located at 150 South Pine Island Road, Suite 500, Plantation, Florida 33324, and its telephone number is (954) 577-9225.

AMERI-CAP FACTORS GROUP OPERATIONS

         Ameri-Cap Factors' business focuses on the discounted purchase of approved accounts receivable. These receivables are limited, principally, to credit insured and other relatively low-risk accounts receivables. On occasion, however, Ameri-Cap Factors has, and in the future intends to, expand its operations to include traditional factoring, i.e., providing small-to-medium sized companies with capital through the discounted purchase of their accounts receivable. From time to time, Ameri-Cap Factors may also make advances to its factoring clients collateralized by inventory, equipment, real estate and other assets ("Collateralized Advances").

         Ameri-Cap Factors' business consists, generally, of Ameri-Cap Factors, through AFG, entering into an accounts receivable factoring and security agreement with a client which obligates the client to sell AFG a minimum amount of accounts receivable each month (or a minimum amount of receivables during the term of the agreement), usually has a term of not less than six months and, more likely, one year, and is automatically renewable. When making a Collateralized Advance, AFG enters into such additional agreements with the client, and, if appropriate, third parties, as AFG deems necessary or desirable based on the type of collateral securing the Collateralized Advance. AFG purchases accounts receivable from its clients at a discount from face value and usually requires the client's customers to make payment on the receivables directly to AFG. AFG, generally, also takes a lien on all accounts receivable of the client and, whenever available, blanket liens on all of the client's other assets (some or all of which liens may be subordinate to other liens) to secure the client's obligations. When making a Collateralized Advance, AFG generally takes a first lien on the specific collateral securing the Collateralized Advance. AFG almost always requires personal guaranties (either unlimited or limited to the validity and collectibility of purchased accounts receivable) from each client's principals. Although AFG obtains, when available, credit insurance underwritten by credible insurance companies, and as much collateral as possible and usually full recourse rights (subject to fraud) against clients, clients (and account debtors) may fail. Accordingly, there can be no assurance that the collateral obtained and the recourse rights retained (together with any credit insurance and personal guaranties) will be sufficient to protect AFG against loss.

         In connection with the formation of AFG, the Company entered into employment agreements with two experienced finance professionals. Further, for purposes of providing AFG with the capital necessary to finance its factoring operations, AFG entered into a $4 million credit facility (the "AFG Facility") with FINOVA Capital Corporation ("FINOVA"). Advances under the AFG Facility are secured by the pledge to FINOVA of AFG's factored receivables and the guaranty of the Company. AFG two seasoned finance professionals have also been granted the right to exchange their 20% interest in AFG (the Company owns the remaining 80% of AFG) for shares of the Company's Common Stock (aggregating approximately 2% of the Company's outstanding shares) upon AFG's achieving certain financial performance levels. These two individuals are also entitled to established cash bonuses based upon AFG's future financial performance.

       AMERI-CAP LEASING CORP. OPERATIONS

         Ameri-Cap Leasing is engaged, generally, in the equipment leasing business, i.e., the business of acquiring, originating, selling and servicing equipment leases. Through MFC, Ameri-Cap Leasing's operations have focused principally on medical equipment financing. The equipment leased by MFC generally has a purchase price of less than $250,000. As such, MFC's leases are commonly referred to as "small ticket leases." MFC currently funds the acquisition or origination of its leases from its working capital. MFC has established strategic alliances with a network of independent leasing companies, lease brokers and equipment vendors, each of which acts as a source from which MFC obtains access to equipment leases. MFC customizes lease financing products to meet the specific equipment financing needs of its sources.

         The Company believes that the small ticket segment of the equipment leasing business is a rapidly growing industry due, in part, to (i) the consolidation of the banking industry, which has eliminated many of the smaller community banks that traditionally provided equipment financing for small to mid-size businesses, forcing these businesses to seek alternative financing rather than deal with the approval process of large commercial banks; (ii) stricter lending requirements of commercial banks; (iii) a trend toward instant approvals at the point of sale made possible by improved technology; (iv) the decline in the price of computer hardware and software and increasing demand therefor; and (v) the adoption of accounting pronouncements concerning the accounting treatment of transactions with captive finance company subsidiaries, which has caused a number of manufacturers to eliminate their finance companies, resulting in an increased demand for independent financing.

         Substantially all equipment leases acquired or originated by MFC are non-cancelable. During the term of the lease, MFC generally receives scheduled payments sufficient, in the aggregate, to cover MFC's borrowing costs and the costs of the underlying equipment, and to provide MFC with an appropriate profit margin. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and a small portion of MFC's leases provide MFC with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the MFC's portfolio generally range from 12 to 60 months.

         In consideration for its purchase of MFC, the Company issued to Mr. Henry Koche and the then two other stockholders of MFC, an aggregate of 10,000 shares of the Company's Common Stock. The Company has agreed, on each of the first three anniversaries of the initial closing of this acquisition, to acquire from these individuals the remaining 20% of the capital stock of MFC. The consideration payable for such remaining 20% interest shall be, on the first anniversary, an aggregate number of shares of the Company's Common Stock equal to two and one-half times the net pre-tax income of MFC for its first year of operations, on the second anniversary, an aggregate number of shares of the Company's Common Stock equal to three times the net pre-tax income of MFC for its second year of operations and on the third anniversary, an aggregate number of shares of the Company's Common Stock equal to four times the net pre-tax income of MFC for its third year of operations. Shares of the Company's Common Stock will be valued at the closing sale price on the date of their issuance.

         In connection with the MFC acquisition, the Company entered into a three year employment agreement with Mr. Koche. This agreement, among other things, entitles Mr. Koche to be granted incentive stock options pursuant to the Company's 1997 Stock Option Plan (the "Option Plan") based upon MFC's annual financial performance and to participate in a discretionary cash bonus pool for MFC's employees if MFC's financial performance justifies the same. This employment agreement is terminable by the Company for cause, including if, among other things, after the six month period immediately following the Company's initial purchase of its controlling interest in MFC, MFC's net monthly sales volume (defined as the total amount of all leases written in any calendar month) is less than $500,000 per month in any consecutive three month period. Through the date of this Annual Report, MFC's net monthly sales volume has exceeded $500,000 every month.

         For purposes of providing MFC with available funds to acquire commercial equipment leases, the Company and Heller Financial, Inc. ("Heller") have entered into a proposal pursuant to which, among other things, Heller has indicated its interest, subject to the completion of its due diligence investigation and final legal documentation, in providing MFC with a $15 million revolving credit facility. It is contemplated that this facility will bear interest at rates ranging from the 30-day LIBOR rate plus 2.50% to the 30-day LIBOR rate plus 2.80%, depending upon then outstanding principal balances under this facility. Pursuant to this proposed credit line, MFC may receive advances up to the lesser of 97% of the borrowing base (the present value of the contractual cash flows of eligible leases discounted at the interest rate) or 104% of the original equipment cost in question. No assurance can be given that the Company and Heller will enter into this proposed credit facility. If this facility is not consummated, the Company would be required to seek alternative funding sources for its Ameri-Cap Leasing operations. No alternative sources have been identified by the Company and there can be no assurance that such funding sources will be available to the Company on acceptable terms, or at all.

AMERI-CAP MORTGAGE GROUP OPERATIONS

         The Company's Ameritrust subsidiary is a licensed mortgage lender engaged in both residential and commercial lending. Ameritrust's operations focus primarily on non-conforming loans, sub-prime credits, home improvement loans, sales finance contracts and debt consolidations.

         In consideration for its acquisition of its approximate 91% interest in Ameritrust, the Company issued an aggregate of 381,000 shares of its Common Stock to Ameritrust's then stockholders. The remaining capital stock of Ameritrust not originally acquired by the Company may be exchanged for shares of the Company's Common Stock at annual intervals during the period ending June 30, 2002, at exchange rates based upon Ameritrust's financial performance during such period.

         In connection with the Ameritrust acquisition, the Company assumed the employment agreements of Ameritrust's three principals, Larry Schwartz, Larry
S. Sazant and Bruce Lazarus. Mr. Schwartz's employment agreement expires in 2003 (subject to annual renewal), entitles Mr. Schwartz to an annual base salary of $75,000 through 2001, increasing $5,000 per year thereafter, an override commission on each residential mortgage transaction made by Ameritrust of 4% of the gross revenues derived by Ameritrust from such transaction, a bonus, terminable upon the satisfaction of certain financial obligations of Mr. Schwartz, equal to 10% of Ameritrust's pre-tax net profits, if any, and the grant of stock options, conditioned upon Ameriturst's financial performance, pursuant to the Company's Stock Option Plan. Mr. Schwartz's employment agreement is terminable by the Company for cause, including if, among other things, after the four month period immediately following the Company's initial purchase of its controlling interest in Ameritrust, Ameritrust's net monthly sales volume is less than 75% of its projected sales goals for any consecutive three month period or Ameritrust's annual sales volume is less than 75% of its projected annual sales. To date, Ameritrust's net monthly sales volume has satisfied this criteria. Mr. Schwartz has further agreed not to compete with the Company in Dade and Broward Counties, Florida, for the two year period following termination of his employment with the Company.

         Mr. Sazant's employment agreement expires in 2002, entitles Mr. Sazant to an annual base salary of $45,000, an override commission on each commercial loan generate by Mr. Sazant of 10% of the gross commission earned by Ameritrust's commercial loan division with respect to such commercial loan, an override commission generated by Ameritrust's commercial loan division equal to the difference between any commission paid to any loan officer or consultant and 50% of the total commission paid by Ameritrust and a bonus equal to 5% of Ameritrust's Residential Financial Services' division pre-tax income, if any. Mr. Sazant has further agreed not to compete with the Company for the five year period following the termination of his employment agreement.

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

         In order to provide Ameritrust with the financial capacity to originate its mortgage loans, the Company is currently negotiating to obtain a warehouse line of credit in the amount of $10 million. It is anticipated that this line will be utilized for residential and commercial mortgages. There can be no assurance that the Company will consummate this line or that it will successfully identify other funding sources if necessary, or procure the credit facility required for Ameri-Cap Mortgage Group's operations to proceed.

BACK OFFICE OPERATIONS

         The Company's AIM subsidiary, which operated independently for over 20 years prior to its acquisition by the Company, markets a variety of financial and insurance related services. In consideration for the Company's purchase of AIM, the Company agreed to issue to the principal of AIM shares of the Company's Common Stock on the first, second and third anniversaries of the AIM acquisition (representing, in the aggregate, less than 1% of the outstanding shares of Common Stock of the Company) in exchange for the remaining 20% of AIM capital stock not originally acquired by the Company, and incentive stock options pursuant to the Company's Option Plan to acquire additional shares of Common Stock of the Company based upon AIM's future operating performance. In addition, the principal of AIM entered into a three year employment contract. This principal also has been granted the right, exercisable at any time on or prior to March 13, 2000, to repurchase all of the outstanding capital stock of AIM. The purchase price payable by this principal to the Company should he exercise this right will be the product of (i) an amount equal to AIM's gross sales during the 12 months immediately preceding the exercise of this right multiplied by (ii) .10 multiplied by (iii) 2.3.

         The Company's Medical Billing Subsidiaries, which each operated independently for more than two years prior to their acquisition by the Company, provide back office accounting and other financial administrative services principally to the medical industry. These entities enable the Company, among other things, to save the costs and expenses associated with either building internally, or outsourcing, such back office and administrative services. In consideration for the Company's purchase of the Medical Billing Subsidiaries, the Company agreed to issue to the principals of the Medical Billing Subsidiaries an aggregate of 585,000 shares of Common Stock, each share valued at $4.50, one-half of which were issued upon the closing of the acquisitions, with the remaining one-half of such shares being issuable on the first anniversary of such acquisitions. In addition, the Company agreed to issue to the principals of the Medical Billing Subsidiaries incentive stock options pursuant to the Company's Option Plan to acquire, through December 31, 2001, under certain circumstances, up to an aggregate of 150,000 additional shares of Common Stock based upon the Medical Billing Subsidiaries' future financial performance. Further, the principals of the Medical Billing Subsidiaries entered into three year employment contracts.

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

         The Company's refrigeration equipment leasing business focused on the Company's financing refrigeration equipment sold or leased by affiliates of Medley Group, Inc. ("Medley Group"), the Company's largest stockholder, collectively doing business under the name "Medley Refrigeration" ("Refrigeration"). Refrigeration was principally engaged in the provision of refrigeration equipment and services to the food service and hospitality industries and other businesses throughout central and southeastern Florida. During December 1996, Refrigeration assigned to the Company (the "Assignment") all of Refrigeration's rights to receive revenues from, and rights of collection with respect to, a majority of the refrigeration equipment leases entered into by Refrigeration with its customers. Prior to the Assignment, the Company historically would lend Refrigeration the capital necessary for Refrigeration to either purchase or manufacture refrigeration equipment for its customers. Refrigeration, in turn, would lease this refrigeration equipment to its customers who, as a condition to the lease, would grant the Company a security interest in the leased equipment to collateralize the customer's payment obligations under the equipment lease. As a result of the Assignment, lease payments with respect to a majority of the equipment leases extended to Refrigeration's customers became payable directly to the Company.

         The Company has made a business decision, effective during the year ended December 31, 1997 ("Fiscal 1997"), to orderly wind down its dry cleaning and refrigeration equipment financing operations.

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

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently owns no real property and conducts its business from facilities leased to it by an unaffiliated third party. Pursuant to this lease, which has an initial term expiring in 2004, the Company rents approximately 9,800 square feet of office space in consideration for annual rents currently set at approximately $16,750 per year, gradually escalating over the lease term to approximately $18,850 during the last year of the initial lease term. The Company is also obligated to pay the landlord for these premises the Company's proportionate share of all operating costs, expenses and taxes. The Company believes these premises are well maintained and adequate to meet the Company's needs for the foreseeable future.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of Fiscal 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since January 1998, the Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") have been quoted on the Electronic Bulletin Board maintained by NASDAQ under the symbols "FANT" and "FANTW", respectively. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $5.75 at any time until July 22, 2002.

         The following table set forth the monthly high and low bid quotations on the Electronic Bulletin Board for the Common Stock of the Company. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions or necessarily represent actual transactions.

COMMON STOCK                               HIGH                     LOW
------------                               ----                     ---

1998
----
January                                    $6.88                    $4.88
February                                    7.25                     4.00
March                                       5.50                     2.75
April                                       5.13                     4.00
May                                         2.25                     1.01
June                                        3.50                     1.00
July                                        2.44                     1.63
August                                      2.88                     1.63
September                                   2.50                     1.94
October                                     2.63                     2.00
November                                    3.00                     2.00
December                                    3.00                     2.25

1999
----
January                                     3.13                     2.88
February                                    3.75                     2.75
March (through March 29)                    3.63                     2.75

         At March 29, 1999, there were approximately 150 holders of record of the Company's Common Stock and approximately 35 holders of record of Warrants. Since a substantial percentage of the Company's Common Stock and Warrants are held in street name, the Company believes that there are substantial additional beneficial holders of the Common Stock and Warrants.

         Since the Company ceased being treated as an "S corporation," the Company has not declared any cash dividends with respect to its shares of Common Stock and does not anticipate that dividends will be declared in the foreseeable future, as all available cash will be utilized for use in the Company's business.

         During the fourth quarter of Fiscal 1998, management of the Company learned that certain circumstances relating to the manner in which the Company's securities were offered in its initial public offering (the "IPO") in Texas and Florida may have been inconsistent with such states' respective blue sky laws. In addition, management of the Company concluded that various procedural and administrative matters relating to the IPO should have been disclosed during the period that the IPO was being marketed, rather than following the consummation of the IPO, as the Company did. These disclosures, relating principally to non-cash IPO subscriptions and subscription loans made by an affiliate of the Company, were made by the Company in the Liquidity and Capital Resources subsection to the Managements' Discussion and Analysis of Financial Condition and Results of Operations section to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. As a consequence thereof, the Company, during the 30-day period ended January 22, 1999, provided the purchasers of the Company's securities in the IPO with the opportunity to rescind their IPO purchase in consideration for, generally, their IPO investment price (the "Rescission Offer"). At the expiration of the Rescission Offer, the Company had received valid written acceptances from the holders of approximately 54,000 shares of Common Stock and approximately 20,000 Warrants acquired in the IPO, resulting in a maximum cash redemption obligation to the Company of approximately $300,000. The Company anticipates repurchasing the shares of Common Stock and Warrants properly tendered to it pursuant to the Rescission Offer shortly. The Company intends to fund this redemption obligation out of its working capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing and traditional financing business lines. Since the consummation of the Company's IPO, the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each financing business line.

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of dry cleaning equipment to small dry cleaning businesses throughout the eastern United States and refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing, equipment leasing and traditional financing business lines, while establishing a market presence for the same, the Company, during Fiscal 1998 consummated several significant transactions. Principal among these were (i) the Company's formation of AFG, an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in AIM, a marketer and manager of a variety of financial and insurance related services, (iii) the Company's acquisition of the Medical Billing Subsidiaries, companies engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry, (iv) the Company's acquisition of a majority interest in MFC, an entity engaged, generally, in the equipment leasing industry and, principally, medical equipment financing, and (v) the Company's acquisition of approximately 91% of the outstanding capital stock of Ameritrust, a licensed mortgage lender engaged in both residential and commercial lending.

RESULTS  OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

         For Fiscal 1998, the Company generated revenues of $9,734,940, as compared to revenues of $292,536 for Fiscal 1997. This significant increase in revenues was the result of the Company's commencement, during Fiscal 1998, of its accounts receivable financing (factoring), equipment leasing and financial services businesses. These operations are principally conducted through the Company's Ameri-Cap Factors, Ameri-Cap Leasing and Ameri-Cap Mortgage subsidiaries. During Fiscal 1997, the Company's operations were limited, principally, to winding down the Company's prior dry cleaning and refrigeration equipment leasing operations and consummating its IPO.

         For Fiscal 1998, the Company incurred costs and expenses arising out of its accounts receivable financing (factoring), equipment leasing and financial services businesses of $9,376,685, all of which were ordinary course business expenses, and recorded a provision for bad debts of $1,107,269. The Company recorded this bad debt provision in order to insulate itself from any adverse effects resulting from existing loans and leases, and loans and leases written by the Company during Fiscal 1999 and thereafter, becoming delinquent or uncollectible. Management of the Company reasonably believes that the Company will generate approximately $100 million in loans and leases during Fiscal
1999. As such, this bad debt provision constitutes approximately 1% of the Company's estimated Fiscal 1999 loan and lease totals.

         Without giving effect to the Company's recording of its provision for bad debts, the Company generated income from operations for Fiscal 1998 of $358,255, as compared to incurring a loss from operations for Fiscal 1997 of $(416,873). After giving effect to the Company's recording of its provision for bad debts, however, the Company incurred a loss from operations for Fiscal 1998 of $(749,014). When combined with the provision for dividends with respect to shares of the Company's Series A Preferred Stock (and after giving effect to the recording of the $1,107,269 bad debt provision), the Company incurred losses applicable to common shareholders for Fiscal 1998 of $(1,192,685) or $(.32) per common share, as compared to losses applicable to common shareholders for Fiscal 1997 of $(992,179) or $(.58) per common share.

Fiscal 1997 Compared to Year Ended December 31, 1996

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

         During Fiscal 1997, the Company incurred an approximate $180,000, or approximately 25%, increase in general and administrative expenses over Fiscal 1996 figures, principally as a result of satisfying obligations incident to the consummation of the IPO. As a consequence thereof, coupled with the aforementioned decrease in revenues during Fiscal 1997, the Company generated losses from operations during Fiscal 1997 of $416,873, a $140,233, or approximate 51%, increase in losses from operations from Fiscal 1996. When combined with the one-time $600,000 reversal of estimate for uncollectible advances to an affiliate recorded during Fiscal 1996, and the provision for dividends with respect to shares of the Company's Series A Preferred Stock (the "Series A Preferred Stock"), the Company generated net losses applicable to common shareholders for Fiscal 1997 of $992,179, or losses of $.58 per common share, as compared to net income applicable to common shareholders of $90,638, or income of $.05 per common share, for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had total assets of $13,618,188, as compared to total assets of $4,944,831 at December 31, 1997. This significant increase in total assets is primarily the result of the Company's acquisition of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust during Fiscal 1998, and the commencement of operations of AFG's accounts receivable financing (factoring) business. At December 31, 1998, a finance receivable arising predominantly from AFG's operations in the amount of $4,632,875 was recorded on the Company's balance sheet. The $2,684,175 of goodwill, net, recorded on the Company's balance sheet at December 31, 1998 represents the premium over net equity paid by the Company in connection with its acquisitions of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill. The $868,377 asset due from related parties included on the Company's balance sheet at December 31, 1998 is comprised, substantially, of receivables due from, and prepaid consulting expenses with respect to, Medley Group. The Company and Medley Group have entered into an agreement pursuant to which, among other things, Medley Group has agreed to satisfy this obligation by December 31, 2004.

         At December 31, 1998, the Company had total liabilities of $6,102,015, as compared to total liabilities of $751,211 at December 31, 1997. This increase in total liabilities was primarily due to the incurrence of borrowings under the accounts receivable credit facility established for AFG, the Company's recording of amounts due, in the ordinary course of business, to its factoring clients, and the Company's incurring other ordinary course liabilities in connection with its Ameri-Cap Mortgage and Ameri-Cap Leasing operations.

         At December 31, 1998, the Company had total stockholders' equity of $7,499,084, as compared to total stockholders' equity of $4,204,620 at December 31, 1997. The significant increase in stockholders' equity is attributable directly to the earnings generated by the Company from operations, values associated with the Company's formation of AFG and acquisition, utilizing primarily shares of the Company's Common Stock, of AIM, the Medical Billing Subsidiaries, MFC and Ameritrust.

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

         During the fourth quarter of Fiscal 1998 and the first quarter of the year ending December 31, 1999 ("Fiscal 1999"), the Company consummated a private placement of 150 units (the "Units") which raised net proceeds to the Company (after giving effect to the payment of all offering commissions and expenses) of approximately $2,773,125. Each Unit was comprised of 10,000 shares of the Company's Common Stock and 10,000 warrants (the "Private Placement Warrants"). Each Private Placement Warrant entitles the holder to purchase one share of Common Stock for $3.25 at any time through November 9, 2001. The Private Placement Warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.25 per Private Placement Warrant, provided that the closing bid quotation for shares of the Company's Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice of redemption has been at least 150% of the exercise price of the Private Placement Warrants (currently $4.875, subject to adjustment). The Company utilized the net proceeds from this private placement to, among other things, expand Ameri-Cap Leasing's marketing base, provide working capital for Ameri-Cap Factors' operations, augment capital committed to Ameri-Cap Mortgage's operations and fund, generally, the Company's business and operations.

         During December 1998, the Company issued and sold to an investor, in an isolated, privately negotiated transaction, 500,000 shares of the Company's Series B Preferred Stock (the "Series B Preferred Stock"). Each share of Series B Preferred Stock was issued and sold for $1.00. The Series B Preferred Stock is subordinate to shares of the Company's Series A Preferred Stock in the event of the liquidation, dissolution or winding up of the Company, and is convertible, at any time at the option of the holder, into shares of the Company's Common Stock at the rate of one share of Common Stock for every 2.125 shares of Series B Preferred Stock. The Company applied the proceeds from the sale of the Series B Preferred Stock to its working capital.

         During the fourth quarter of Fiscal 1998, management of the Company learned that certain circumstances relating to the manner in which the Company's securities were offered in its IPO in Texas and Florida may have been inconsistent with such states' respective blue sky laws. In addition, management of the Company concluded that various procedural and administrative matters relating to the IPO should have been disclosed during the period that the IPO was being marketed, rather than following the consummation of the IPO, as the Company did. These disclosures, relating principally to non-cash IPO subscriptions and subscription loans made by an affiliate of the Company, were made by the Company in the Liquidity and Capital Resources subsection to the Managements' Discussion and Analysis of Financial Condition and Results of Operations section to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. As a consequence thereof, the Company, during the 30-day period ended January 22, 1999, provided the purchasers of the Company's securities in the IPO with the opportunity to rescind their IPO purchase in consideration for, generally, their IPO investment price. At the expiration of this Rescission Offer, the Company had received valid written acceptances from the holders of approximately 54,000 shares of Common Stock and approximately 20,000 Warrants acquired in the IPO, resulting in a maximum cash redemption obligation to the Company of approximately $300,000. The Company anticipates repurchasing the shares of Common Stock and Warrants properly tendered back to it pursuant to the Rescission Offer shortly. The Company intends to fund this redemption obligation out of its working capital.

         The Company anticipates, based on its current proposed plans and assumptions relating to its .operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital and cash flow prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. Except as set forth in this Annual Report on Form 10-KSB, the Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion.

YEAR 2000 COMPLIANCE

         The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. In order to minimize the possibility that the Company will suffer any adverse effects resulting from system failures on January 1, 2000, the Company, over the last 18 months, has purchased new software and hardware systems for itself and its subsidiaries. These new systems all come with manufacturers' representations and warranties concerning Year 2000 compliance. No assurance can be given, however, that the Company's software and hardware systems will not fail after the beginning of the Year 2000. In such event, the Company will be forced to expend such amounts of its working capital as may be necessary to correct its software and hardware systems and implement contingency plans. The Company continues to attempt to assess the Year 2000 compliance and readiness of its lenders and material customers. Such attempts include written inquiries as to their Year 2000 certification of compliance.

ITEM 7.  SELECTED FINANCIAL DATA

         The selected historical financial information of the Company set forth below should be read in conjunction with the audited financial statements of the Company and notes thereto contained elsewhere in this Annual Report on Form 10-KSB.

         The statement of operations data for the year ended December 31, 1998 and 1997, and the balance sheet data as of December 31, 1998 and 1997, are derived from, and are qualified by reference to, the audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-KSB. No cash dividends have ever been declared or paid on shares of the Company's Common Stock.

         The required financial statements of the Company are included as part of this Annual Report on Form 10-KSB beginning on page F-1.

STATEMENT OF OPERATIONS DATA :
                                              YEAR ENDED DECEMBER 31,
                                             -------------------------
                                                1998           1997
                                             ----------     ----------

Total Revenues............................     $ 9,734,940   $ 292,536
Total Costs and Expenses..................      10,483,954     709,409
Loss from Operations......................        (749,014)   (416,873)
Total Other Expenses .....................        (203,278)   (279,197)
Net Loss .................................        (898,081)   (696,070)
Net Loss Applicable
 to Common Shareholders...................      (1,192,685)   (992,179)
Net Loss Per
  Common Share............................            (.32)       (.58)

BALANCE SHEET DATA:
                                              YEAR ENDED DECEMBER 31,
                                             -------------------------
                                                1998           1997
                                             ----------     ----------

Working Capital ..........................   $ 1,619,045    $2,408,166
Total Assets..............................    13,618,188     4,955,831
Total Liabilities.........................     6,102,015       751,211
Stockholders' Equity .....................     7,499,084     4,204,620


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

       NAME              AGE      POSITION(S) WITH THE COMPANY
       ----              ---      ----------------------------

Robert D. Press          35       President, Chief Executive Officer and
                                  Chairman of the Board

Maynard Hellman          53       Director

Arthur J. Press          70       Director

Evaldo F. Dupuy          55       Director

Thomas W. Dwyer          38       Director

Alyce B. Schreiber       34       Vice President and Director

         Robert D. Press has served as Chairman of the Board of the Company since August 1997 and as President, Chief Executive Officer and a Director of the Company since its inception in September 1993. Mr. Press devotes all of his business time and efforts to the affairs of the Company. From June 1990 to August 1993, Mr. Press served as President of Premier Lease Concepts, Inc., the Company's predecessor. In addition, from 1989 to 1997, Mr. Press served as President of Performance Capital Management, Inc., a holding company controlled by Messrs. Press and Steven L. Edelson, the former Chairman of the Board of the Company, which had interests in brokerage and investment management, and as President of Group since October 1992. Mr. Press also served, from 1991 to July 1997, as a licensed registered representative of PCM Securities Limited, L.P., an NASD registered broker-dealer. Mr. Press holds a B.A. degree in Economics from Brandeis University. From 1984 to 1986, Mr. Press worked as a full-time trading systems consultant to several major Wall Street firms, including The Longview Group. In 1986, Mr. Press joined Chemical Bank, N.A. ("Chemical Bank") as an internal consultant in trading and capital markets, and later in 1986, Mr. Press joined in the formation of Chemical Bank's Interest Rate Arbitrage trading group, of which Mr. Press became the principal trader responsible for the global trading and investment decisions of a multi-billion dollar portfolio. Mr. Press holds a Series 7 and 63 professional securities licenses. Mr. Press is the son of Arthur J. Press, a Director of the Company.

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

         Evaldo F. Dupuy has served as a Director of the Company since July 1998. Since 1989, Mr. Dupuy has served as a principal of Coast Partners Securities, Inc., a boutique investment banking firm specializing in asset backed and debt related facilities for its clients. Mr. Dupuy is a member of the Florida Premium Finance Association, Florida Automobile Dealers Association, Florida Mortgage Brokers Association and the Asset Based Lender Association.

         Thomas W. Dwyer has served as a Director of the Company since March 1999. Since 1994, Mr. Dwyer has served as Vice President of Fuji Capital Markets Corp., a derivatives trading house owned by Fuji Bank Tokyo. In addition, since 1998, Mr. Dwyer has served as a director of Securities Arbitrage Consulting Group, a Chicago based risk software company.

         Alyce B. Schreiber has served as a Director of the Company since March 1999, Secretary of the Company since November 1997 and as Vice President of the Company since 1990. Prior to Ms. Schreiber's becoming associated with the Company, Ms. Schreiber served as a tax specialist for Laventhol and Horwath, a certified public accounting firm.

         The Company and Charles Litt have entered into an agreement pursuant to which, among other things, Mr. Litt has agreed to serve as President of the Company commencing May 15, 1999. At the time Mr. Litt begins his tenure as President of the Company, Mr. Robert D. Press will continue as Chairman of the Board of the Company. Since 1996, Mr. Litt has served as Vice President and General Counsel for First Sierra Financial, Inc. ("First Sierra"), a publicly held specialty finance company. Mr. Litt's responsibilities at First Sierra include the negotiation of vendor program agreements and the structuring of major leasing and finance transactions. From 1993 to 1996, Mr. Litt served as President of Kinnard Capital Corporation, a subsidiary of Kinnard Investments, a Minneapolis based investment company with broker dealer and financial focused operating subsidiaries. Prior to 1993, Mr. Litt served in various positions for Banc One Leasing Corporation.

         During Fiscal 1998, none of the Company's executive officers, Directors or beneficial owners of more than 10% of the Company's outstanding shares of Common Stock failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934, as amended.

         The Company's Board has Audit and Compensation Committees. The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of the Company's financial reporting. The Audit Committee also meets with the Company's independent accountants and with appropriate Company financial personnel about these matters. The Compensation Committee administers the Company's Option Plan and makes recommendations to the Board of Directors with respect to the compensation of management. The Audit and Compensation Committees are comprised of Messrs. Hellman and Dupuy.

         The Company's Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Each non-employee Director receives a fee of $500 for each meeting (or committee meeting) attended, together with reimbursement of reasonable expenses incurred in attending such meeting.

         OTHER KEY EMPLOYEES

         Irwin Gross serves as the principal of AIM, a marketer and manager of a variety of financial and insurance related services. Mr. Gross served as the President of AIM for more than five years preceding AIM's acquisition by the Company.

         Frederick Horwin serves as one of the principals of AFG. AFG is engaged, generally, in accounts receivable financing. Mr. Horwin served as Executive Vice President and Executive Director of First Capital Services, Inc., an entity engaged, generally, in accounts receivable financing ("First Capital"), for more than five years preceding his affiliation with AFG.

         Henry Koche serves as the principal of Ameri-Cap Leasing. Ameri-Cap Leasing owns 80% of the outstanding capital stock of MFC. Mr. Koche served as one of the principals of MFC from February 1997 until its acquisition by Ameri-Cap Leasing. From May 1996 to January 1997, Mr. Koche served as President of Carolina Capital, Inc., an independent brokerage firm specializing in medical equipment leasing. From January 1995 to April 1996, Mr. Koche served as an independent broker. Prior thereto, Mr. Koche served as Northeastern Regional Manager of DVI Financial Services, an equipment leasing concern.

         W. Dennis Prouty serves as one of the principals of Premier. Premier is engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry. From 1996 until its acquisition by the Company, Mr. Prouty served as President of Premier. Prior thereto, Mr. Prouty served as Controller for Rx for Fleas, Inc., an entity engaged in the sale of distributorships and the operation of flea elimination services.

         Joanne Telmosse serves as the principal of Medical Billing. Ms. Telmosse was one of the founders of Medical Billing in 1994 and served as its principal until the Company's acquisition of Medical Billing. Prior to 1994, Ms. Telmosse served as Director of Finance for Recovery Management, Inc., a bookkeeping concern.

         Tom Wheatley serves as one of the principals of AFG. From March 1995 until the commencement of Mr. Wheatley's affiliation with AFG, Mr. Wheatley served as Vice President of Marketing of First Capital. Prior thereto, Mr. Wheatley owned and operated Connect Communications, Inc., a telecommunications company.

ITEM 10. EXECUTIVE COMPENSATION

         During Fiscal 1998, the Company paid to Robert D. Press, the Company's Chairman of the Board, President and Chief Executive Officer, cash remuneration of $225,000. Mr. Press is the sole executive officer of the Company. During Fiscal 1998, Mr. Press, in accordance with the terms of his employment agreement with the Company, as amended, was also issued an aggregate of 120,000 shares of the Company's Common Stock. Mr. Press, however, waived his right to receive a minimum cash bonus of $45,000 relating to Fiscal 1998. No other form of remuneration was paid by the Company to Mr. Press during, or on account of, Fiscal 1998. The following table summarizes the aggregate annual compensation payable by the Company to Mr. Press and Maynard J. Hellman, General Counsel and a Director of the Company, for Fiscal 1999:

NAME OF INDIVIDUAL      CAPACITIES TO SERVE               AGGREGATE COMPENSATION
------------------      -------------------               ----------------------

Robert D. Press         President, Chairman of the               $275,000
                        Board and Chief Executive Officer

Maynard J. Hellman      General Counsel                          $180,000

         Pursuant to Mr. Press' employment agreement with the Company, as amended, Mr. Press has agreed to serve as President, Chairman of the Board and Chief Executive Officer of the Company. This employment agreement expires on December 31, 2004 (subject to earlier termination for cause). Mr. Press' employment agreement further provides for Mr. Press' salary to increase to $350,000 per annum during the year beginning January 1, 2000, with such annual salary increasing 10% per annum thereafter. In addition, Mr. Press is entitled to receive minimum cash bonuses of $60,000 and $75,000, respectively, for Fiscal 1999 and the year ending December 31, 2000 ("Fiscal 2000"). Mr. Press is also entitled to receive 40,000 shares of the Company's Common Stock following the close of each calendar quarter during Fiscal 1999, 50,000 shares of Common Stock following the close of each calendar quarter during Fiscal 2000 and 25,000 shares of Common Stock following the close of each calendar quarter therafter. Mr. Press' employment agreement also provides for the annual grant to him of 100,000 incentive stock options. These options are exercisable over the five year period following their grant at a price equal to 110% of the fair market value for shares of the Company's Common Stock at the date of grant. Mr. Press is entitled to participate in all medical, stock option, pension and other benefit plans that the Company may establish from time to time for the benefit of its senior management generally.

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

         Pursuant to Mr. Hellman's employment agreement with the Company, Mr. Hellman has agreed to serve as General Counsel, giving and rendering legal services, to the Company. This employment agreement expires on December 31, 2004 (subject to (i) automatic annual extensions unless written notice of expiration is provided by Mr. Hellman or the Company and (ii) earlier termination for cause or disability). Mr. Hellman's salary for Fiscal 1999 under this agreement is $180,000. Commencing with Fiscal 2000, Mr. Hellman's annual salary shall be increased annually by the lesser of the then cost of living increase, if any, or 5%. Mr. Hellman was granted 75,000 incentive stock options in connection with the execution of his employment agreement and, pursuant to his employment agreement, is entitled to receive an aggregate of 75,000 incentive stock options during each year of his employment agreement. All such incentive stock options are exercisable over the five year period following their grant at a price equal to the fair market value for shares of the Company's Common Stock at the date of grant. Subject to eligibility rules, Mr. Hellman is entitled to participate in all medical, stock option, pension and other benefit plans maintained by the Company.

         In connection with the formation of AFG , the Company, through AFG, entered into three-year employment agreements (which automatically renew for additional one-year periods unless AFG provides 30 days' prior notice of cancellation) with each of Frederick Horwin and Tom Wheatley, seasoned finance professionals. Pursuant to these agreements, Messrs. Horwin and Wheatley agreed to serve as the operating officers of AFG in consideration for base salaries of $120,000 and $96,000 per annum, respectively. Messrs. Horwin and Wheatley have agreed not to compete with the Company or AFG during the term of their employment with AFG and for the two-year period immediately thereafter.

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

         In connection with the Company's acquisition of MFC, the Company, through Ameri-Cap Leasing, entered into a three year employment agreement with Mr. Henry Koche. Pursuant thereto, Mr. Koche agreed to serve as the operating officer of Ameri-Cap Leasing in consideration for an annual base salary of $100,000. This agreement also entitles Mr. Koche to be granted incentive stock options pursuant to the Company's Option Plan based upon Ameri-Cap Leasing's annual financial performance and to participate in a discretionary cash bonus pool for Ameri-Cap Leasing's employees if Ameri-Cap Leasing's financial performance justifies the same. This employment agreement is terminable by the Company for cause, including if Ameri-Cap Leasing's net monthly sales volume (defined as the total amount of all leases written in any calendar month) is less than $500,000 per month in any consecutive three month period or in a three month aggregate in any 12 month period.

         In connection with the Ameritrust acquisition, the Company assumed the employment agreements of Ameritrust's three principals, Larry Schwartz, Larry
S. Sazant and Bruce Lazarus. Mr. Schwartz's employment agreement expires in 2003 (subject to annual renewal), entitles Mr. Schwartz to an annual base salary of $75,000 through 2001, increasing $5,000 per year thereafter, an override commission on each residential mortgage transaction made by Ameritrust of 4% of the gross revenues derived by Ameritrust from such transaction, a bonus, terminable upon the satisfaction of certain financial obligations of Mr. Schwartz, equal to 10% of Ameritrust's pre-tax net profits, if any, and the grant of stock options, conditioned upon Ameritrust's financial performance, pursuant to the Company's Stock Option Plan. Mr. Schwartz's employment agreement is terminable by the Company for cause, including if Ameritrust's net monthly sales volume is less than 75% of its projected sales goals for any consecutive three month period or Ameritrust's annual sales volume is less than 75% of its projected annual sales. Mr. Schwartz has further agreed not to compete with the Company in Dade and Broward Counties, Florida, for the two year period following termination of his employment with the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 29, 1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers of the Company as a group:


                                 AMOUNT AND NATURE         PERCENTAGE OF
      NAME AND ADDRESS OF        OF BENEFICIAL              OUTSTANDING
        BENEFICIAL OWNER         OWNERSHIP(1)               SHARES OWNED
        ----------------         ------------             ---------------
Medley Group, Inc.
150 South Pine Island Road
Suite 500
Plantation, FL 33324             1,064,290(2)                17.78%

Robert D. Press
150 South Pine Island Road
Suite 500
Plantation, FL 33324             1,877,309(2)(3)             29.87%

Arthur J. Press
1268 Hemlock Farms
Hawley, PA 18428                    37,336(4)                   *

Maynard Hellman
150 South Pine Island Road
Suite 500
Plantation, FL 33324               768,750(5)                11.68%

Carol Edelson
421 West 54th Street
New York, NY 10019                 537,226(6)                 8.32%

Evaldo F. Dupuy
3911 Riviera Drive
Coral Gables, FL 33134              60,000(7)                   *

Thomas W. Dwyer
2 Hathaway Drive
Princeton Junction, NJ 08550        36,240(8)                   *

Alyce B. Schreiber
150 South Pine Island Road
Suite 500
Plantation, FL 33324                53,500(9)                 1.01%

All directors and officers
as a group (six persons)         2,833,135(3)(4)(5)(6)       40.26%
                                          (7)(8)(9)
Represents less than 1%.

--------------
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Memorandum upon the exercise or conversion of options, warrants or other convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date of this Memorandum have been exercised or converted. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Mr. Robert D. Press, the President, Chairman of the Board and Chief Executive Officer of the Company, may be deemed to control Medley Group. As such, Mr. Press may be deemed to own beneficially all Common Stock of the Company beneficially owned by Medley Group.

(3) Includes 129,351 shares of Common Stock issuable upon the conversion of 604,717 shares of the Company's Series A Preferred Stock owned by Mr. Press. Also includes 142,500 shares of Common Stock issuable upon the exercise of certain warrants; these warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share, and 25,000 shares of Common Stock issuable upon the exercise of certain options; these options are exercisable at any time on or prior to December 31, 2004 at an exercise price of $2.88 per share. Robert D. Press is the son of Arthur J. Press. Robert Press disclaims beneficial ownership over all shares of Common Stock beneficially owned by Arthur J. Press.

(4) These shares are owned by an affiliate of Mr. Press. Includes 21,925 shares of Common Stock issuable upon the conversion of 102,500 shares of the Company's Series A Preferred Stock owned by an affiliate of Mr. Press. Peggy Press, the wife of Arthur J. Press and the mother of Robert D. Press, beneficially owns 29,168 shares of Common Stock. Each of Mr. Arthur J. Press and Robert D. Press disclaims beneficial ownership over all shares of Common Stock of the Company owned by Mrs. Press. Arthur J. Press is the father of Robert D. Press. Mr. Press disclaims beneficial ownership owner all shares of Common Stock beneficially owned by Robert D. Press.

(5) Includes 10,000 shares of Common Stock beneficially owned by an affiliate of Mr. Hellman. Also includes 500,000 shares of Common Stock issuable upon the exercise of certain warrants owned by Mr. Hellman; these warrants are exercisable at any time through December 2002 at an exercise price of $2.50 per share, 75,000 shares of Common Stock issuable upon the exercise of certain options; these options are exercisable at any time on or prior to December 16, 2003 at an exerise price of $2.13 per share, and 18,750 shares of Common Stock issuable upon the exercise of certain other options; these other options are exercisable at any time on or prior to December 31, 2004 at an exercise price of $2.88 per share. Does not include an additional 510,000 shares of Common Stock the Company is contractually obligated to issue to Mr. Hellman in annual installments through 2003 arising out of Mr. Hellman's sale to the Company of his interests in certain of the Company's subsidiaries and a Florida based title insurance company.

(6) Includes 327,728 shares of Common Stock issuable upon the conversion of 1,532,127 shares of the Company's Series A Preferred Stock owned by Ms. Edelson. Also includes 142,500 shares of Common Stock issuable upon the exercise of certain warrants; these warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share.

(7) Includes 50,000 shares of Common Stock issuable upon the exercise of certain options; these options are exercisable at any time on or prior to June 8, 2001 at an exercise price of $1.50 per share.

(8) Represents shares of Common Stock issuable upon the conversion of 169,419 shares of Series A Preferred Stock owned by Mr. Dwyer.

(9) Includes 10,000 shares of Common Stock issuable upon the exercise of certain options; these options are exercisable at any time on or prior to May 31, 2000 at an exercise price of $1.20 per share, and 40,000 shares of Common Stock issuable upon the exercise of certain other options; these other options are exercisable, as to 20,000 shares, at any time on or prior to August 30, 2000, and as to the other 20,000 shares, at any time on or prior to October 31, 2000, each at an exercise price of $2.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During January 1997, intercompany receivable owing by Refrigeration was reduced by $237,000 as a result of Refrigeration paying the Company $200,000 in cash and transferring to the Company $37,000 of refrigeration equipment. The Company used this refrigeration equipment to directly enter into new refrigeration equipment leases with customers of Refrigeration. This direct lease financing was essentially accomplished by the Company purchasing the equipment to be leased from Refrigeration. The Company, in turn, then leased this equipment to creditworthy Refrigeration customers who were required to make lease payments with respect to such equipment directly to the Company.

         In connection with the closing of the Company's IPO, Medley Group remitted to the Company, on behalf of Refrigeration, the $1,100,000 in proceeds generated from Medley Group's sale of 200,000 shares of Common Stock in the IPO to satisfy, in their entirety, all intercompany receivables then outstanding from Refrigeration to the Company.

         On July 31, 1997, Steven L. Edelson resigned as Chairman of the Board of the Company. Simultaneously therewith, Mr. Edelson transferred to his wife, Carol Edelson, a principal stockholder of the Company, all of Mr. Edelson's right, title, and interest in and to all securities of the Company then owned by Mr. Edelson. Mr. Edelson's resignation was not the result of any disagreement between Mr. Edelson and the Company on any matter relating to the Company's operations, policies or practices. Subsequent thereto, Mr. Edelson granted Robert D. Press, President, Chairman of the Board and Chief Executive Officer of the Company, an option to purchase, through December 31, 2002, all of Mr. Edelson's interest in Medley Group (approximately 8% of Medley Group's outstanding capital stock as of the date of this Annual Report on Form 10-KSB) for $750,000. In connection with this grant, Mr. Press received an irrevocable proxy to vote all such Medley Group stock on all matters submitted to Medley Group stockholders for a vote.

         During June 1996, the Company offered Robert Press, the President and Chairman of the Board of the Company, and Steven L. Edelson, the then Chairman of the Board of the Company, the opportunity to exchange their shares of 13 1/2% preferred stock of the Company then owned by them, having an aggregate liquidation value of $1,643,726, into shares of Series A Preferred Stock. Messrs. Press and Edelson exchanged all of their shares of 13 1/2% preferred stock for an aggregate of 2,136,844 shares of Series A Preferred Stock (604,717 shares to Mr. Press and 1,532,127 shares to Mr. Edelson). Mr. Edelson subsequently transferred these shares to Carol Edelson.

         From June 1, 1996 through December 20, 1997, Messrs. Press and Edelson loaned the Company $131,738 and $48,745, respectively, in order to permit the Company to satisfy its operating expenses in connection with, and in anticipation of, its IPO. Interest accrued on these loans at the rate of 12% per annum and required balloon payments of principal and accrued interest by August 2, 1999. (Mr. Edelson transferred his right to receive payment under his loan to Carol Edelson.) The Company repaid these loans as part of the IPO by issuing Mr. Press and Ms. Edelson approximately 23,952 and 8,863 shares of Common Stock from the IPO (the "Conversion Shares"), respectively. These Conversion Shares were valued at the IPO price of $5.50 per share. In connection with these loans, the Company issued to each of Messrs. Press and Edelson warrants to purchase up to 142,500 shares of Common Stock (Mr. Edelson transferred these warrants to Carol Edelson). These warrants are exercisable at any time on or prior to September 30, 2000 at an exercise price of $1.50 per share.

         In December 1996, the Company sold Maynard Hellman, a director of the Company, in consideration for $100,000, warrants to purchase up to 1,000,000 shares of Common Stock of the Company (the "1996 Warrants"). The 1996 Warrants were exercisable until July 22, 2002 at an exercise price of $5.00 per share. In October 1998, Mr. Hellman provided the Company with a $150,000 bridge loan. The current outstanding principal balance of $100,000 under this bridge loan is payable on June 30, 1999. In connection with this bridge loan, the Company and Mr. Hellman agreed to terminate the 1996 Warrants and the Company issued Mr. Hellman warrants to purchase, at any time through December 2002, up to 500,000 shares of Common Stock at an exercise price of $2.50 per share.

         In connection with the IPO, the Company issued 15,000 Conversion Shares to each of Mr. Press and Ms. Edelson in satisfaction of certain redemption obligations of the Company owing to them with respect to 15,000 other shares of Common Stock owned by each of them. These shares of Common Stock were originally transferred and assigned by Group to Messrs. Press and Edelson (who subsequently transferred them to Carol Edelson) in January 1996 in consideration for services performed by Messrs. Press and Edelson on behalf of the Company. Also, in connection with the IPO, the Company issued Mr. Robert D. Press, Ms. Carol Edelson and an affiliate of Mr. Arthur J. Press approximately 13,740, 41,785 and 2,880 Conversion Shares, respectively, in satisfaction of approximately $75,590, $230,000 and $15,860 of declared but unpaid Series A Preferred Stock dividends owing them.

         During the second quarter of 1998, the Company provided a financial accommodation to Medley Group for a fee equal to $150,000 per annum. This fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.475 million standby letter of credit on behalf of Medley Group. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by Medley Group to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by Medley Group to the Company of 750,00 shares of the Company's Common Stock owned by Meldey Group, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

         During December 1998, the Company agreed to forgive an outstanding loan in the then outstanding amount of $68,000 made to Mr. Robert D.Press, the Company's Chairman of the Board, President and Chief Executive Officer, at the rate of 20% per year beginning during Fiscal 1999.

         During January 1999, the Company, through its Ameri-Cap Mortgage subsidiary, acquired from Mr. Maynard Hellman, a director of the Company, 80% of the outstanding capital stock of Suncoast Title Company, Inc., a Florida title insurance company ("Suncoast"), for 50,000 shares of the Company's Common Stock. The Company has agreed, through 2002, to acquire the remaining 20% of the outstanding capital stock of Suncoast from Mr. Hellman for an aggregate of 50,000 additional shares of the Company's Common Stock.

         During February 1999, the Company, through its Ameri-Cap Factors subsidiary, acquired from Mr. Hellman, .6% of the outstanding capital stock of Ameri-Med Financial Services, Inc., a Florida medical receivables financing business ("Ameri-Med Financial"), for 35,000 shares of the Company's Common Stock. Ameri-Cap Factors previously owned 80% of the outstanding capital stock of Ameri-Med Financial. The Company has agreed, through 2003, to acquire an additional 2.4% of the capital stock of Ameri-Med Financial owned by Mr. Hellman for an aggregate of 140,000 additional shares of the Company's Common Stock.

         Also during February 1999, the Company acquired from Mr.Hellman 1.4% of the outstanding capital stock of Ameri-Cap Mortgage for 80,000 shares of the Company's Common Stock. The Company previously owned 80% of the outstanding capital stock of Ameri-Cap Mortgage. The Company has agreed, through 2003, to acquire an additional 5.6% of the capital stock of Ameri-Cap Mortgage owned by Mr. Hellman for an aggregate of 320,000 additional shares of the Company's Common Stock.

         On December 31, 1998, the Company and Medley Group entered into an agreement pursuant to which, among other things, the manner in which the then $633,089.24 outstanding inter-company debt owing to the Company by Medley Group was scheduled for repayment. Specifically, Medley Group paid the Company $50,000 upon the execution of this agreement and agreed to pay the Company the remaining balance by December 31, 2004.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following are filed as part of this Report:

         (i)  FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
              Independent Auditor's Report                                  F-1

              Balance Sheets at December 31, 1998 and 1997                  F-2

              Statements of Operations for the Years Ended
                December 31, 1998 and 1997                                  F-4

              Statements of Changes in Stockholders' Equity
                for the Years Ended December 31, 1998 and 1997              F-5

              Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997                                  F-6

              Notes to Financial Statements                                 F-8

    (ii)      FINANCIAL STATEMENT SCHEDULES

                   None

    (iii)     EXHIBITS

    3.1 Amended and Restated Certificate of Incorporation of the Company (the "Restated Certificate") (Incorporated by reference to Exhibit
              3.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

    3.2 Certificate of Amendment to the Restated Certificate (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

    3.3 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series A 10% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

    3.4 Certificate of the Powers, Designations, Preferences and Rights of the Company's Series B Preferred Stock.*

    3.5 By-Laws of the Company (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

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

    10.1 Employment Agreement, dated as of March 1, 1998 between Robert D. Press and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.2 Amendment, dated December 31, 1998, to Employment Agreement between Robert D. Press and the Company.*

    10.3 Agreement, dated March 4, 1998, among the Company, Frederick Horwin and Tom Wheatley (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.4 Employment Agreement, dated as of March 4, 1998, between AFG and Frederick Horwin (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended
              December 31, 1997).

    10.5 Employment Agreement, dated as of March 4, 1998, between AFG and Tom Wheatley (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.6 Stock Purchase Agreement, dated March 13, 1998, between the Company and Irwin Gross (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.7 Employment Agreement, dated March 13, 1998, between AIM and Irwin Gross (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1997).

    10.8 Stock Purchase Agreement, dated March 30, 1998, among the Company, Joanne Telmosse, Jamie Silva, Jennifer Makula and Medical Billing (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.9 Employment Agreement, dated March 30, 1998, between Medical Billing and Joanne Telmosse (Incorporated by reference to Exhibit
              10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.10 Employment Agreement, dated March 30, 1998, between Medical Billing and Jennifer Makula (Incorporated by reference to Exhibit
              10.9 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.11 Employment Agreement, dated March 30, 1998, between Medical Billing and Jamie Silva (Incorporated by reference to Exhibit
              10.10 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.12     Stock Purchase Agreement, dated March 30, 1998, among the Company,
              W. Dennis Prouty, Laura C. Sotera, Garry R. Spear, Esq., YNC General Partnership and Premier (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.13 Employment Agreement, dated April 1, 1998, between Premier and W. Dennis Prouty (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.14 Employment Agreement, dated April 1, 1998, between Premier and Laura C. Sotera (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended
              December 31, 1997).

    10.15 Promissory Note, dated December 26, 1997 issued by Advantage Life Products, Inc. to the Company in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
              1997).

    10.16 Stock Pledge Agreement, dated December 26, 1997, between Advantage Life Products, Inc. and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.17 Syndication Agreement, dated February 1, 1998, among the Company, Barry Goldstein and Randy Wool (Incorporated by reference to
              Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.18 Loan and Security Agreement, dated May 8, 1998, between AFG and FINOVA (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.19 Continuing Corporate Guaranty, dated May 8, 1998 issued by the Company to FINOVA (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.20 Stock Pledge Agreement, dated December 24, 1997, between Medley Group and the Company (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.21 Letter Agreement, dated December 24, 1997, between Medley Group and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

    10.22     The Company's 1997 Stock Option Plan (Incorporated by reference to
              Exhibit 10.06 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

    10.23 Promissory Note, dated February 4, 1998, issued by Robert D. Press to the Company in the principal amount of $60,000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).

    10.24 Promissory Note, date March 9, 1998, issued by Tract 4, Inc. to the Company in the principal amount of $200,000 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).

    10.25 Stock Purchase Agreement, dated June 30, 1998, among Ameri-Cap, Ron Epstein, Elliot Kalus, Henry Koche and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
              1998).

    10.26 Employment Agreement, dated June 30, 1998, between Ameri-Cap and Henry Koche (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998).

    10.27 Stock Exchange Agreement, dated July 20, 1998, among Ameri-Cap Finance Group, Inc., certain individuals named therein, the Company and Ameritrust (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.28 Amendment, dated October 21, 1998, to Stock Exchange Agreement between Ameri-Cap Finance Group, Inc., the Company and Ameritrust (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.29 Employment Agreement, dated November 1998, between Ameritrust and Larry Schwartz (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.30 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Bruce Lazarus (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.31 Employment Agreement, dated as of November 14, 1997, between Residential Financial Services, Inc. and Larry Sazant (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.32 Addendum, dated as of July 1, 1998, to Employment Agreement dated as of November 14, 1998, between Residential Financial Services, Inc. and Larry Sazant (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998).

    10.33 Employment Agreement, dated December 23, 1998, between the Company and Maynard J. Hellman.*

    10.34 Stock Purchase Agreement, dated December 31, 1998, between Ameri-Cap Mortgage, Maynard J. Hellman and the Company.*

    10.35     Stock Exchange Agreement, dated December 16, 1998, between Maynard
              J. Hellman, Ameri-Cap Factors and the Company.*

    10.36     Stock Exchange Agreement, dated December 16, 1998, between Maynard
              J. Hellman and the Company.*

    10.37 Warrant for 500,000 shares of Common Stock, dated October 16, 1998, issued by the Company to Maynard J. Hellman.*

    10.38 Agreement, dated December 31, 1998, between the Company and Medley Group.*

    21        Subsidiaries of the Company

    23        Consent of Daszkal, Bolton & Manela

    27        Financial Data Schedule

    ---------------------
    *         To be filed by amendment.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FINANTRA CAPITAL, INC.



Date: March 30, 1999                      By: /s/ Robert D. Press
                                          --------------------------------
                                          Robert D. Press, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ Robert D. Press         President, Chairman of the Board     March 30, 1999
------------------------    of Directors and Chief Executive
Robert D. Press             Officer


/s/ Maynard Hellman         Director                             March 30, 1999
------------------------
Maynard Hellman


/s/ Arthur J. Press         Director                             March 30, 1999
------------------------
Arthur J. Press


/s/ Evaldo F. Dupuy         Director                             March 30, 1999
------------------------
Evaldo F. Dupuy


/s/ Thomas W. Dwyer         Director                             March 30, 1999
------------------------
Thomas W. Dwyer


/s/ Alyce B. Schreiber      Director                             March 30, 1999
------------------------
Alyce B. Schreiber

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

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

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Finantra Capital, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Finantra Capital, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the management of Finantra Capital, Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finantra Capital, Inc. and subsidiaries, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Boca Raton, Florida
March 12, 1999

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                             1998          1997
                                             ----          ----
Current assets:
   Cash                                  $   971,760   $ 2,406,803
   Accounts receivable, net                1,701,387        45,661
   Finance receivables, net                4,632,875       500,000
   Accrued interest receivable                41,200             0
   Other receivables                         156,991             0
   Prepaid expenses                          120,000       120,000
        Total current assets               7,624,213     3,072,464
                                         ===========   ===========
Rental equipment, net                              0        69,959
                                         -----------   -----------


Property and equipment, net                  146,943         7,995
                                         -----------   -----------

Other assets:
   Certificate of deposit - restricted     1,475,000     1,700,000
   Finance receivable, net                   412,000             0
   Due from related parties                  868,377        75,413
   Prepaid expenses                          296,705        30,000
   Deposits                                   46,233             0
   Goodwill, net                           2,684,175             0
   Other intangibles, net                     64,542             0
                                         -----------   -----------
        Total other assets                 5,847,032     1,805,413
                                         -----------   -----------
            Total assets                 $13,618,188   $ 4,955,831
                                         ===========   ===========

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1998            1997
                                                                     ----            ----
Current liabilities:
   Accounts payable                                             $  1,368,087    $    364,246
   Accrued expenses                                                  123,822               0
   Rescission payable                                                100,000               0
   Line of credit                                                  2,643,571               0
   Current portion of long-term debt                                 297,756         298,774
   Obligation under capital lease                                      7,217               0
   Notes payable - related parties                                   300,000               0
   Due to factoring clients                                        1,035,130               0
   Dividends payable - preferred stock                               129,585           1,278
          Total current liabilities                                6,005,168         664,298
                                                                ------------    ------------

Other liabilities:
   Deferred income                                                    12,933               0
   Obligations under capital lease                                     2,112               0
   Notes payable, net of current portion                              81,802          86,913
                                                                ------------    ------------
          Total long-term debt                                        96,847          86,913
                                                                ------------    ------------

          Total liabilities                                        6,102,015         751,211
                                                                ------------    ------------

Minority interest                                                     17,089               0

Stockholders' equity:
Series A 10% redeemable convertible preferred stock,
   $.01 par value, 5,000,000 shares authorized, 2,958,817
   shares, issued and outstanding (liquidation value of
   $2,958,817 plus accumulated dividends)                             29,588          29,588
Series B convertible preferred stock, $.01 par value, 500,000
   shares authorized, 500,000 shares issued and outstanding            5,000               0
Common stock, $.01 par value, 10,000,000 shares authorized,
   4,112,127 and 2,667,382 shares issued and outstanding              41,121          26,674
Treasury stock, 14,600 shares at cost                                (34,644)              0
Additional paid-in capital                                        11,450,149       6,947,803
Accumulated deficit                                               (3,992,130)     (2,799,445)
          Total stockholders' equity                               7,499,084       4,204,620
                                                                ------------    ------------

          Total liabilities and stockholder's equity            $ 13,618,188    $  4,955,831
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                      1998            1997
                                                                      ----            ----
Revenues:
   Financial services                                            $  4,437,664    $          0
   Medical billing                                                    709,521               0
   Leasing and equipment sales income                               3,440,434         148,589
   Factoring income                                                   889,791          46,579
   Interest income                                                    257,530          97,368
                                                                 ------------    ------------
     Total revenues                                                 9,734,940         292,536
                                                                 ------------    ------------
Cost and expenses:
   Leasing and equipment cost                                       3,189,162               0
   Depreciation and amortization                                      228,255          83,115
   Bad debts                                                        1,107,269               0
   General and administrative expense                               5,959,268         626,294
                                                                 ------------    ------------
     Total costs and expenses                                      10,483,954         709,409
                                                                 ------------    ------------
Loss from operations                                                 (749,014)       (416,873)
                                                                 ------------    ------------
Other (expenses):
  Interest expense                                                   (201,276)        (76,050)
  Loss on disposal of asset                                            (2,002)       (162,567)
  Loss on sale of securities available for sale                             0         (40,580)
                                                                 ------------    ------------
        Total other income (expenses)                                (203,278)       (279,197)
                                                                 ------------    ------------
Income before provision for income taxes and minority interest       (952,292)              0
                                                                 ------------    ------------
Benefit for income taxes                                               65,960               0
Minority interest in net (income) of subsidiaries                     (11,749)              0
                                                                 ------------    ------------
Net loss                                                         $   (898,081)   $   (696,070)
                                                                 ============    ============
Net loss applicable to common shareholders                       $ (1,192,685)   $   (992,179)
                                                                 ============    ============
Net loss per common share (basic and diluted)                    $       (.32)   $       (.58)
                                                                 ============    ============
Weighted average number of shares outstanding
   (basic and diluted)                                              3,691,956       1,698,607
                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                    CONVERTIBLE
                                                 PREFERRED STOCK                  COMMON STOCK
                                            ---------------------------   ----------------------------
                                               SHARES         AMOUNT         SHARES          AMOUNT
                                            ------------   ------------   ------------    ------------
Balance, at January 1, 1997                            0   $          0      1,680,000    $     16,800
Issuance of warrants                                   0              0              0               0
Preferred stock dividends                              0              0              0               0
Net loss                                               0              0              0               0
Sale of stock, net of issuance costs                   0              0      1,017,382          10,174
Purchase and retirement of treasury stock              0              0        (30,000)           (300)
Restatement of preferred stock                 2,958,817         29,588              0               0
                                            ------------   ------------   ------------    ------------

Balance, at December 31, 1997                  2,958,817         29,588      2,667,382          26,674

Issuance of warrants                                   0              0              0               0
Preferred stock dividends                              0              0              0               0
Stock issued                                           0              0         30,000             300
Acquisitions                                           0              0        975,855           9,758
Stock issued for services                              0              0        412,600           4,126
Preferred stock Series B to be issued                  0          5,000              0               0
Private placement, net of issuance
  costs, to be issued                                  0              0              0               0
Net loss                                               0              0              0               0
Purchase of treasury stock                             0              0              0               0
Purchase and retirement of treasury stock              0              0        (10,000)           (100)
Common stock rescission                                0              0              0               0
Sale of stock, net of issuance costs                   0              0         36,290             363
                                            ------------   ------------   ------------    ------------

Balance, at December 31, 1998                  2,958,817   $     34,588      4,112,127    $     41,121
                                            ============   ============   ============    ============

                                                                                                TOTAL
                                                             ADDITIONAL                     STOCKHOLDERS'
                                              TREASURY        PAID-IN        ACCUMULATED       EQUITY
                                               STOCK          CAPITAL          DEFICIT        (DEFICIT)
                                            ------------    ------------    ------------    ------------
Balance, at January 1, 1997                 $          0    $  1,532,206    $ (1,807,266)   $   (258,260)
Issuance of warrants                                   0         153,488               0         153,488
Preferred stock dividends                              0               0        (296,109)       (296,109)
Net loss                                               0               0        (696,070)       (696,070)
Sale of stock, net of issuance costs                   0       4,636,116               0       4,646,290
Purchase and retirement of treasury stock              0        (164,700)              0        (165,000)
Restatement of preferred stock                         0         790,693               0         820,281
                                            ------------    ------------    ------------    ------------

Balance, at December 31, 1997                          0       6,947,803      (2,799,445)      4,204,620

Issuance of warrants                                   0               0               0               0
Preferred stock dividends                              0               0        (294,604)       (294,604)
Stock issued                                           0               0               0             300
Acquisitions                                           0       3,167,588               0       3,177,346
Stock issued for services                              0         574,854               0         578,980
Preferred stock Series B to be issued                  0         495,000               0         500,000
Private placement, net of issuance
  costs, to be issued                                  0         400,578               0         400,578
Net loss                                               0               0        (898,081)       (898,081)
Purchase of treasury stock                       (34,644)              0               0         (34,644)
Purchase and retirement of treasury stock              0         (54,900)              0         (55,000)
Common stock rescission                                0        (100,000)              0        (100,000)
Sale of stock, net of issuance costs                   0          19,226               0          19,589
                                            ------------    ------------    ------------    ------------

Balance, at December 31, 1998               $    (34,644)   $ 11,450,149    $ (3,992,130)   $  7,499,084
                                            ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              1998           1997
                                                              ----           ----
Cash flows from operating activities:
   Net (loss)                                            $  (898,081)   $  (696,070)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
         Depreciation and amortization                       228,253         83,115
         Minority interest                                    11,749              0
         Bad debt expense                                  1,107,269              0
         Deferred income tax                                 (65,960)             0
         Loss on sale of leased equipment                          0        162,567
         Loss on sale of securities available-for-sale             0         40,570
         Common Stock issued for services                    578,880              0
   Changes in assets and liabilities:
      Accounts receivable                                 (1,352,174)        28,066
      Prepaid expenses and deposits                         (286,290)      (150,000)
      Prepaid offering costs                                       0         73,015
      Other receivables                                     (199,161)             0
      Accounts payable and accrued expenses                  925,431        191,712
      Customer deposits                                            0         (7,115)
      Deferred income                                        (12,933)             0
      Other intangibles                                      (49,387)             0
                                                         -----------    -----------
Net cash (used) by operating activities                      (12,404)      (274,140)

Cash flows from investing activities
   Cash acquired in acquisitions                              46,044              0
   Purchase of rental equipment                              (76,511)             0
   Notes acquired for cash                                (1,012,000)      (500,000)
   Increase in factored accounts receivable, net of
     due to factoring clients                             (3,197,745)             0
   (Increase) decrease in related party loans               (792,964)     1,177,662
   (Increase) decrease in certificate of deposit             225,000     (1,700,000)
   Purchase of securities held for sale                            0        (75,010)
   Proceeds from sale of securities available for sale             0         34,440
                                                         -----------    -----------
Net cash (used) by investing activities                   (4,808,176)    (1,062,908)

Cash flows from financing activities
   Notes payable
   Increase in line of credit                              2,643,571              0
   Proceeds from long-term debt                              100,000        382,951
   Repayments of short-term debt                                   0        (70,000)
   Repayments of long-term debt                             (322,361)       (81,223)
   Payment of preferred stock dividends                     (166,297)       (56,023)
   Issuance of common stock, net                             420,268      3,414,658
   Sale of warrants                                                0        153,488
   Proceeds from related party debt                          300,000              0
   Issuance of preferred stock                               500,000              0
   Purchase of treasury stock                                (89,644)             0
                                                         -----------    -----------
Net cash provided by financing activities                  3,385,537      3,743,851

Net increase (decrease) in cash and equivalents          $(1,435,043)   $ 2,406,803
                                                         ===========    ===========
Cash and equivalents - beginning of period               $ 2,406,803    $         0
                                                         ===========    ===========
Cash and equivalents - end of period                     $   971,760    $ 2,406,803
                                                         ===========    ===========

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                 1998        1997
                                                                 ----        ----
Supplemental disclosures of cash flow Information:
      Interest paid                                          $    74,961  $  104,178
                                                             ===========  ==========

Supplemental noncash investing and financial activities:
      Issuance of common stock for acquisitions              $ 3,177,346  $       0
                                                             ===========  ==========
      Long-term debt and related interest converted
         into common stock and warrants                      $         0  $1,068,882
                                                             -----------  ----------
      Purchase of treasury stock                             $         0  $  165,000
                                                             -----------  ----------
      Leased equipment received from affiliated
         company as payment on intercompany
         receivable                                          $         0  $   58,888
                                                             ===========  ==========

          See accompanying notes to consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Finantra Capital, Inc., and subsidiaries, (the "Company"), is a Delaware corporation with offices in Plantation, Florida. The Company specializes in accounts receivable financing, equipment leasing, mortgage banking and other types of specialty financing. The Company also provides accounting and billing services to companies in the health care industry.

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

Revenue Recognition

Revenues from financial services include insurance commissions, and fees from mortgage brokerage and other financial services. Revenues from these types of services are recognized when the services are provided.

Revenue from medical billing services are recognized when the services are provided.

Leasing and equipment sales income includes the sale of equipment under sales type leases. The present value of payments is recorded as revenues and cost of goods sold with the book value of the equipment. Finance income on sales types and direct financing is recognized over the term of the lease. Gains arising from the sale of leases and the related equipment are recognized at the time the obligations of the Company have ceased. Subsequent to the sale of the lease, the Company has no or limited remaining interest in the transaction and no obligation to indemnify the purchaser in the event of default.

Factoring fees on purchased receivables begin accruing on the date of the purchase and are earned at rates stipulated in the factoring agreement.

Basis of Consolidation

The consolidated financial statements include the accounts of Finantra Capital, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Compensation

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock Based Compensation," which was effective for the Company beginning November 1, 1996. SFAS No. 123 requires expanded disclosures of stock based compensation cost to be measured based on the fair value of the equity instrument. Under SFAS No. 123, companies are permitted to continue to apply

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Principal Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to it's stock based compensation awards to employees. See Note 17 for the required pro forma effect on net income and earnings per share as if the Company had adopted the expense recognition requirement of SFAS No. 123.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

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

Allowance for loan losses is increased by charges to income and decreased by charge offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

Finance receivables. Fair values for commercial receivables are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flows analyses or underlying collateral values, where applicable.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded net of an allowance for doubtful accounts of $342,770 and $3,000, at December 31, 1998 and 1997, respectively.

NOTE 3 - ACQUISITIONS

During the calendar quarter ending March 31, 1998, the Company acquired Medical Billing Services Systems, Premier Provider Systems and PPS Staffing Systems, a conglomerate of companies engaged, primarily, in providing accounting and other financial administrative services principally to the medical industry. In consideration for these acquisitions, the Company agreed to issue to the stockholders of these companies an aggregate of 585,000 shares of the Company's common stock, each share valued at $4.50, one-half of such shares issuable at the date of acquisition, with the remaining one-half of such shares being payable one year after March 31, 1998.

On March 13, 1998, the Company acquired 80% of Americal Investment Management, a marketer and manager of a variety of financial and insurance-related services. According to the terms of the agreement, the seller has the right to reacquire the shares of AIM on March 13, 1999 and March 13, 2000. The Company is obligated to issue a total of 40,000 shares of common stock to acquire the remaining 20% of AIM capital stock over a 37 month period beginning March 13, 1998, provided the seller has not exercised his right to reacquire the shares of AIM.

On June 30, 1998, the Company, through a wholly owned subsidiary, Ameri-Cap Leasing Corp., acquired 80% of the outstanding common stock of MFC Financial Corp. As consideration, the Company issued 10,000 shares of its common stock. Additionally, the Company has agreed to acquire the remaining MFC shares annually in equal installments over a three-year period from the date of closing. The acquisition consideration for the balance of the MFC shares shall be an amount of Company common stock equal to two and one half times the net pre-tax income of the Company's leasing division in the first year, three times in the second year, and four times in the third year. The number of shares to be issued shall be based upon the closing share price of the Company's common stock on the date of each exchange.

The Company, through a wholly owned subsidiary, acquired approximately 91% of the outstanding capital stock of Ameritrust on August 31, 1998. In consideration, the Company issued an aggregate of 381,000 shares of its common stock to Ameritrust's stockholders. The remaining capital stock of Ameritrust will be exchanged for shares of the Company's common stock at annual intervals ending on June 30, 2002 if certain earning hurdles are met. The maximum number of shares that could be issued under this agreement over the next five (5) years is 624,750 shares.

All acquisitions by the Company during 1998 were accounted for as purchases and $2,851,604 in goodwill was recorded. The goodwill will be amortized over 15 years using the straight-line method. Amortization expense at December 31, 1998, amounted to $167,429. The results of operations are included in the consolidated statements of income from the date of the acquisitions.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (CONTINUED)

The following summarize the fair value of the assets of the subsidiaries acquired and the liabilities of the subsidiaries assumed:

                      PREMIER      PREMIER       MEDICAL        MFC                    AMERI-CAP
                      PROVIDER     PROVIDER      BILLING     FINANCIAL                 MORTGAGE
                      STAFFING,    SERVICES,     SYSTEMS       CORP.         AIM      GROUP, INC.     TOTAL
                      ---------    ---------     -------       -----         ---      -----------     -----
                        INC.          INC.
                        ----          ----
Current assets        $ 218,061    $ 233,351    $ 202,646    $ (23,210)   $  14,367    $ 105,033    $ 750,248
Non-current               4,157       20,989       42,176       13,344            0       20,185      100,851
Current liabilities      13,387      (77,633)     (43,153)    (100,193)     (14,367)    (149,885)    (371,844)
Non-current
liabilities             (65,500)           0            0       (8,424)           0            0      (73,924)
                      ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Net assets     $ 170,105    $ 176,707    $ 201,669    $(118,483)           0    $ (24,667)   $ 405,331
                      =========    =========    =========    =========    =========    =========    =========

NOTE 4 - FINANCE RECEIVABLES

Finance receivables consist of the following:

                                                           1998           1997
                                                           ----           ----
Factored receivables                                   $ 4,232,875    $         0
Loan receivable which is secured by an amended
  pledge.  The total note plus interest at 10% is
  due April 1, 2006                                        412,000
Loan receivable which is secured by common
  stock of the borrower.  The note plus interest
  at 10% was due December 16, 1998                         500,000        500,000
Loan receivable which is secured by the pledge of
  certain assigned receivables of the borrower.  The
  note plus interest at 10% is due April 15, 1999          600,000              0
                                                       -----------    -----------
                                                         5,744,875        500,000
                     Less allowance for bad debts         (700,000)             0
                                                       -----------    -----------
                     Financial receivables, net          5,044,875        500,000
                     Less current portion                4,632,875        500,000
                                                       -----------    -----------
                     Non current                       $   412,000    $         0
                                                       ===========    ===========

NOTE 5 - CONSULTING AGREEMENT

On December 31, 1997, the Company entered into an agreement for the services of a lease financing consultant whereby consulting services would be provided to the Company which will allow it to expand its leasing business. The Company paid consulting fees of $150,000 for a two year period ending December 31, 1999. At December 31, 1998 and 1997, the unexpired portion was $30,000 and $150,000, respectively.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - RENTAL EQUIPMENT

Rental equipment consists of the following at December 31, 1998 and 1997:

                                                     1998        1997
                                                     ----        ----
         Equipment, at cost                       $      0    $106,094
         Less, accumulated depreciation                  0     (36,135)
                                                  --------    --------
           Net rental equipment                   $      0    $ 69,959
                                                  ========    ========

Depreciation expense on rental equipment for the years ended December 31, 1998 and 1997, was $19,541 and $74,108, respectively. During the year ended December 31, 1998, the Company transferred these assets to an affiliate. This transfer resulted in a receivable of $50,418.

NOTE 7 - PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following at December 31, 1998 and 1997:

                                                     1998        1997
                                                     ----        ----
         Office equipment                         $124,557    $ 48,571
           Furniture and fixtures                   55,252           0
         Equipment under capital lease              42,809           0
                                                  --------    --------
                                                   222,618      48,571
         Less: accumulated depreciation            (75,675)    (40,576)
                                                  --------    --------
           Property and equipment, net            $146,943  $    7,995
                                                  ========    ========

Depreciation expense on property and equipment for the years ended December 31, 1998 and 1997, was $60,824 and $9,007, respectively.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following schedule provides the information required by FASB Statement No. 107:

                                              1998                     1997
                                    -----------------------   -----------------------
                                     CARRYING     ESTIMATED    CARRYING    ESTIMATED
                                       VALUE     FAIR VALUE     VALUE      FAIR VALUE
                                    ----------   ----------   ----------   ----------
Assets:
  Cash and cash equivalents         $  971,760   $  971,760   $4,106,803   $4,106,803
  Accounts receivable                1,700,317    1,700,317       45,661       45,661
  Finance receivable                 5,044,875    5,044,875      500,000      500,000
  Other receivable                     199,261      199,261            0            0
  Certificate of deposit             1,475,000    1,475,000            0            0
  Due from related parties             868,377      868,377       75,413       75,413
Liabilities:
  Line of credit                     2,643,571    2,643,571            0            0
  Long-term debt                       388,887      388,887      385,687      385,687
  Notes payable - related parties      300,000      300,000            0            0
  Accounts and reserve payable       2,526,937    2,526,937      364,246      364,246
  Other                                129,585      129,585        1,278        1,278

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

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - BORROWINGS

Notes payable and long-term debt obligations consist of the following at December 31, 1998 and 1997:

Line of credit:                                                          1998         1997
---------------                                                          ----         ----
$4,000,000 revolving line-of-credit consisting of loans against the
Company's eligible receivables, interest at prime plus 1 1/2% due monthly.  The agreement expires May 2000.  The Company has
$1,306,185 unused credit under this line.  Secured by all of the
subsidiary's assets and guaranteed by the Company                     $2,643,571   $        0
                                                                      ==========   ==========
Notes payable to related parties:
---------------------------------

Participation payable at 13% annual interest due upon payment of
the related note receivable                                           $  150,000   $        0

Note payable  at 12% annual interest due June 1999                       150,000            0
                                                                      ----------   ----------
                             Total                                    $  300,000   $        0
                                                                      ==========   ==========

Notes payable to individuals:
-----------------------------

Participation payable at 13% interest, due upon payment of the
related note receivable                                               $  100,000   $        0

Note payable at 13% annual interest, quarterly interest
payments of $975 maturing December 1999                                   30,000       30,000

Note payable at 13% annual interest, quarterly interest
payments of $975 maturing December 1999                                   30,000       30,000

Notes payable to individuals. Notes were for various amounts
and maturities through December 1998.  Interest ranged from 10%                0      113,020
to 13%

Note payable in monthly installments of $4,460, including 8%
interest through July 2001                                               124,583            0
                                                                      ----------   ----------
                             Total individuals:                       $  284,583   $  173,020
                                                                      ----------   ----------

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - BORROWINGS (CONTINUED)


Note payable to financial institution:

Note payable due bank collateralized by certain of the Company's assets not otherwise pledged and is personally guaranteed by the
Company's principal officer and affiliate.                                  45,000      135,000

Non-interest bearing obligation payable in monthly installments
of $10,000 with a final payment of $5,000 through September                 35,000            0
1999.


7.2% obligation in various monthly installments, including
interest, through December 1999.                                             7,667            0

Note payable due to financial institutions at 10.46% and 11.5%
annual interest maturing May and June 2000.                                  7,308            0

Various notes due to a leasing company at interest rates varying
from 18.3% to 23.6%, due in monthly installments through 1999.                   0       77,667
                                                                         ---------    ---------
                                 Total financial institutions               94,975      212,667
                                                                         ---------    ---------

                                 Total notes payable                       379,558      385,687
                                 Less current portion                     (297,756)    (298,774)
                                                                         ---------    ---------
                                 Total long-term debt                    $  81,802    $  86,913
                                                                         =========    =========

As of December 31, 1998, annual maturities of notes payable (excluding converted notes) are as follows:

                                 1999                                    $ 297,756
                                 2000                                       51,342
                                 2001                                       30,460
                                                                         ---------
                                               Total                     $ 379,558
                                                                         =========

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED-PARTY TRANSACTIONS

The Company had transactions with a related company, Medley Group, Inc., whose management is substantially the same as that of the Company. Included in the statements of operations are the following items of income and expense for the year.

                                                           1998          1997
                                                           ----          ----
Due from Medley Group, Inc. at beginning of year        $   31,506    $1,205,584
                                                        ----------    ----------
Revenues                                                   274,128        65,459

Cash payments (receipts)                                   325,368      (109,537)

Transferred assets                                         159,327             0

Less payments and credits                                 (106,822)   (1,130,000)
                                                        ----------    ----------
Due from Medley Group, Inc. at end of year              $  683,507    $   31,506
                                                        ==========    ==========

At December 31, 1998, the Company has a receivable totaling $683,507 from Medley Group, Inc. The total receivable consists of the following:

                                                           1998          1997
                                                           ----          ----
              Prepaid consulting expenses               $  200,000    $        0
              Advance receivable                           150,418        31,509
              Note receivable                              333,089             0
                                                        ----------    ----------
                                        Total           $  683,507    $   31,509
                                                        ==========    ==========

The note receivable is payable in sixty (60) monthly installments of $3,754, plus accrued interest at 5% beginning July 1, 1999. The remaining balance of $100,000 plus any accrued interest is due July 1, 2004.

The $200,000 consulting expenses will be amortized in the form of credits for services to the Company, primarily relating to locating and targeting companies to be acquired. Included in the advance receivable of $151,000 are expenses paid on behalf of Medley Group by the Company and the transferred lease equipment.

Medley Group has pledged 150,000 shares of Finantra Capital, Inc. common stock as collateral. The market value of these shares at December 31, 1998, was approximately $450,000, which is subject to marketability restrictions. The ultimate collection of this receivable is dependent on the company's ability to liquidate these shares.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED-PARTY TRANSACTIONS (CONTINUED)

At December 31, 1998 and 1997, the Company has $1,475,000 and $1,700,000,
respectively, in a certificate of deposit with six (6) months maturities, that is pledged as security for letter of credit for Medley Group, Inc. which is a major shareholder of the Company and is controlled by a shareholder/officer of the Company. The certificate currently earns interest quarterly at an annual rate of 5.12%.

On December 31, 1998, the Company had a loan receivable from a shareholder/officer in the amount of $60,000. The loan was modified along with the employment agreement whereby $68,000 in principal and accrued interest will be forgiven at a rate of 20% per year beginning in 1999. At December 31, 1998, $5,446 is included in the Company's interest income from this note.

On December 31, 1998, the Company has a note receivable from a company which is owned by a shareholder and director of the Company. The principal balance at December 31, 1998, is approximately $189,000. The note bears interest at a rate of 12% per annum and calls for monthly payments of principal and interest in the amount of $3,500 with a final payment due May 1, 2003, in the amount of $80,193, plus interest.

The Company has a loan payable to this individual in the amount of $150,000 at December 31, 1998 which bears interest at 12% per annum and matures January 1, 1999. The Company's interest expense includes $13,179 from this loan. In addition, the Company's expenses include approximately $62,000 in legal expense, $28,000 in rent, and $48,000 in operating expense reimbursements.

The Company has $250,000 in participation payable at December 31, 1998. The payable is comprised of balances to three shareholders in the amounts of $150,000, $75,000 and $25,000. The amounts bear interest at 13% interest per annum and the balance is due upon receipt of the loan receivable for which the shareholder is participating.

As of December 31, 1998, the Company had a note receivable from an affiliated company, through common management, totaling $100,449. The note is unsecured and bears interest at 3%. This affiliate will become a branch office of the Company subsequent to year end. In addition to this note, the Company received revenue of approximately $174,000 from the affiliate. Also, the Company paid approximately $72,000 in expenses on behalf of the affiliate.

In addition, the Company has a non-interest bearing note receivable from an employee totaling $26,000 at December 31, 1998. This note is to repaid by the employee as per his employment contract with the Company.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts at two financial institutions. The balances, at times, exceed federally insured limits. At December 31, 1998 and 1997, the Company accounts exceeded the insured limit by approximately $1,652,000 and $3,900,000.

Of the Company's total receivables, approximately $2,000,000 are due from a relatively small group of debtors. If any one of this group's receivables should become uncollectible, the Company's future results could be adversely affected.

NOTE 12 - STOCKHOLDERS' EQUITY

Rescission

Following the consummation of the initial public offering (the "IPO"), management of the Company concluded that various procedural and administrative matters relating to the IPO should have been disclosed during the period that the IPO was being marketed, rather than following the consummation of the IPO, as the Company did. These disclosures related, principally, to the Company's issuing securities in the IPO in consideration for the cancellation of indebtedness owing by the Company (valued at the IPO offering prices) in lieu of cash, and the making by an affiliate of the Company to unaffiliated persons of loans to finance the acquisition of securities in the IPO. In addition, the Company has been notified recently by the Florida and Texas Securities Commissions that the Company's actions in connection with the IPO may not have complied fully with all provisions of the Florida and Texas securities regulations. As a consequence thereof, the Company provided purchasers of the Company's securities in the IPO with the opportunity to rescind their IPO purchase in consideration for their IPO investment price.

The rescission offer expired January 22, 1999. As a result of this offer, the Company has recorded a liability of $100,000.

Preferred Stock

Series A:

In June 1996, the Company authorized and issued an aggregate of 2,958,817 shares designated as Series A 10% convertible preferred stock. At the time the preferred stock was issued, the Company offered to certain note holders the option to exchange their notes, approximating $972,000, to convertible preferred stock of Finantra Capital, Inc. and subsidiaries at a ratio of approximately
1.03 shares to $1.00. Note holders elected to convert $788,844 of notes and accrued interest to convertible preferred stock in 1996. Dividends on the preferred stock are payable quarterly and are cumulative. The preferred stock is convertible to common stock of the Company at $4.68. Under the terms of the convertible preferred stock issue, the Company, at its sole discretion, may redeem the stock commencing on or after the fifth anniversary of its issuance if the average trading price of the common stock, if any, in the 20 trading days immediately preceding such anniversary, exceeds the conversion price by 20%. At anytime after the fifth anniversary, the Company has the right to redeem the convertible preferred stock, in whole or in part, upon 30 days notice to the holders.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Series B:

In November 1998 the Company authorized 500,000 shares of Series B preferred stock. The preferred stock is convertible to common stock of the Company at a rate of 2 1/8 shares of Series B preferred stock for each share of common stock exchanged. The Series B preferred stock is neither redeemable nor subject to dividends. Holders of the Series B Preferred Stock are subordinate to Series A Preferred Stock and senior to all other equity securities of the Company. In the event of a liquidation, the holders of the Series B Preferred Stock shall be entitled to receive out of the assets of Company available for distribution to its stockholders, an amount equal to $1.00 per share.

Warrants Issued

At December 31, 1998, warrants to purchase 2,100,000 common shares are outstanding; 500,000 warrants exercisable until July 2001 at strike price of $2.50 per share, and 1,600,000 warrants exercisable until December 2001 at $5.75.

Treasury Stock

During the year ended December 31, 1998, the Company acquired 14,600 shares of common stock. The treasury stock is recorded at cost.

In December 1997, the Company acquired 15,000 shares of common stock from an officer/stockholder, and 15,000 shares of common stock from a principal stockholder, and created a loan payable in the amount of $165,000. The loan payable was satisfied with the issuance of IPO stock to each of them. The Treasury stock shares were canceled by the Company.

Private Placement

In November 1998, the Company commenced a private placement of securities seeking to raise up to $2,125,000. Pursuant to this offering, the Company and placement agent were selling up to 100 units at a purchase price of $21,250 per unit. The Company and the Placement Agent may increase the Offering to a maximum of 150 units ($3,178,500) in order to meet over-subscriptions. Each unit consists of 10,000 shares of the Company's common stock and 10,000 redeemable common stock purchase warrants (the "warrant"). Each Warrant is exercisable into one share of common stock at $3.25 per share through November 2001. There is no minimum number of units that must be sold before the Company can utilize the net proceeds from unit sales.

In the event the Offering is increased, the net proceeds to the Company would increase by approximately $924,375 (assuming the maximum amount of commissions and fees and non-accountable expense allowance is paid), all of which would be applied towards working capital.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

Initial Public Offering

The Company completed an initial public offering ("IPO") at December 24, 1997, selling 1,217,382 shares of common stock and 1,223,250 warrants. Included in this offering was 200,000 shares of common stock by the parent company, Medley Group, Inc. Medley Group, Inc.'s, ownership percentage at December 31, 1998, is approximately 23%.

The proceeds from the sale of the parent's company stock was used to pay off a loan payable to Finantra Capital, Inc.

The stock sold for $5.50 per share with a $0.01 par value per share. The warrants sold for $0.15 each and consist of one redeemable warrant to purchase one share of common stock for $5.75. The common shares and warrants were purchased separately and are transferable separately.

The Company received cash and subscriptions of approximately $6,893,000 for securities and warrants sold from the IPO. Of this amount, there was a non-cash portion approximating $1,234,000 in subscriptions, representing 223,933 shares, that was issued to satisfy existing obligations owing by the Company to the subscribers of the IPO. Included in this amount was approximately $290,000 due to President and Chairman of the Board of the Company and $361,000 due to a principal stockholder. Prepaid offering costs of approximately $958,000 were charged to additional paid-in capital upon completion of the offering.

NOTE 13 - RECLASSIFICATION

Certain items in the 1997 financial statement have been reclassified to conform to the 1998 presentation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company acquired computers and equipment under the provisions of two leases which, for financial reporting purposes, have been capitalized. The leases expire in 1999 and 2000. The leased property under the capital leases as of December 31, 1998, has a cost of $43,208, accumulated amortization of $13,234. Amortization of the leased property is included in depreciation expense.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments for these leases are as follows:

             YEAR ENDING                                        CAPITAL     OPERATING
             DECEMBER 31                                        LEASES       LEASES
             -----------                                        ------       ------
                1999                                          $   7,876     $ 119,930
                2000                                              2,219       101,846
                2001                                                  0        90,780
                2002                                                  0        59,524
                2003                                                  0        13,472
                                                              ---------     ---------
Total minimum lease payments                                     10,095     $ 385,552
                                                                            =========
Less: amount representing interest                                 (766)
                                                              ---------
Present value of net minimum lease payments                       9,329
Less: current portion of capital lease obligations               (7,217)
                                                              ---------
               Long-term capital lease obligation             $   2,112
                                                              =========

Total rent expense for all operating leases for the years ended December 31, 1998 and 1997, was $141,530 and $7,960, respectively.

NOTE 15 - LITIGATION

Litigation

The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - INCOME TAXES

The provision (benefit) for income taxes is as follows:

                                                    1998          1997
                                                    ----          ----
Taxes currently payable                          $       0     $       0
Deferred income taxes                                    0             0
Change in beginning valuation allowance                  0             0
                                                 ---------     ---------
Provision for income taxes                       $       0     $       0
                                                 =========     =========

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                    1998          1997
                                                    ----          ----
Computed at the Statutory rates                  $(345,207)    $ 102,500
(Increase) decrease resulting from:
   Non-deductible expenses                         258,220             0
   State income taxes, net loss                      9,620        17,500
Change in deferred tax asset
   valuation allowance                              11,407      (120,000)
                                                 ---------     ---------
Actual provision (benefit)                       $(65,690)     $       0
                                                 =========     =========

The components of the deferred tax asset were as follows at December 31, 1998 and 1997:

                                                    1998          1997
                                                    ----          ----
Net operating loss carryforward                  $ 829,587     $ 471,553
Allowance for bad debts                           (405,510)        1,139
Other                                                    0        15,061
                                                 ---------     ---------
        Total deferred tax asset                   424,077       487,753

Deferred tax liabilities:
   Depreciation expense                            (18,202)       (4,511)
                                                 ---------     ---------
Net deferred tax asset                             405,875       483,242
                                                 ---------     ---------

Valuation allowance:
   Beginning of year                              (483,242)     (229,200)
   Decrease (increase) during year                  77,367      (254,042)
                                                 ---------     ---------
   Ending balance                                 (405,875)     (483,242)
                                                 ---------     ---------
Net Deferred Taxes                               $       0     $       0
                                                 =========     =========

At December 31, 1998 and 1997, the Company has unused net operating loss carryforwards of approximately $2,127,147 and $1,242,000, respectively, expiring primarily in 2013 and 2012, which is available for use on its future corporate Federal and State tax returns.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN

On January 9, 1997, the Company established an incentive compensation stock option plan (the "Plan"). The Plan has 1,500,000 shares of Common Stock reserved for issuance upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, or (ii) non-qualified options. ISOs may be granted under the Plan to employees and officers of the Company. Non-qualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company.

Options issued through December 31, 1998, carry exercise prices at the fair market value on the date of the grant. The options vest over a period of up to five years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the stated exercise period of the grant or specified date following termination of employment. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's common stock and/or warrants.

The Company has elected to measure compensation cost using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost recognized for the stock option plan amounted to $ 0 for 1998. Disclosures about the fair value of options and pro forma disclosures of the effect of measuring compensation based on the fair value method of accounting have not been presented because management believes such values do not have a material effect.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's loss would have been increased by $251,287. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

           Risk-free interest rate                              5.50%
           Expected life (years)                          2 - 5 years
           Expected volatility                                    n/a
           Expected dividends                                    None

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLAN (CONTINUED)

Information related to options is summarized below:

                                                                  WEIGHTED
                                                                   AVERAGE
                                                 NUMBER OF     EXERCISE PRICE
                                                  OPTIONS        PER OPTION
                                                  -------        ----------
Outstanding at December 31, 1997                         0      $        0
Granted                                             565,000            1.96
Exercised                                                 0               0
Forfeited                                                 0               0
                                                 ----------      ----------
Outstanding at December 31, 1998
   (82,000 exercisable)                             565,000      $     1.96
                                                 ==========      ==========

Information related to options outstanding at December 31, 1998:

Exercise price range                                             $1.20-5.50
Number of options:
  Outstanding                                                       565,000
  Exercisable                                                       157,000
Weighted average exercise price:
  Outstanding                                                    $     1.96
  Exercisable                                                    $     1.88
Weighted average remaining contractual life                         4 years

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to December 31, 1998, the Company completed the private placement offering. The Company sold the entire offering including the additional 50 units to meet oversubscriptions. During the period, the Company raised an additional $2,063,585 net of offering expense.