Form 10KSB/A
period 1998-12-31
FINANTRA CAPITAL INC
filed 1999-04-06
CIK 1037271

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-KSB/A

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

                                 YES [X]  NO [ ]

                                  Items Amended
                                 ---------------
                                  Items 9 and 13

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

         The Company's Board has Audit and Compensation Committees. The Audit Committee meets with management to consider the adequacy of the internal controls of the Company and the objectivity of the Company's financial reporting. The Audit Committee also meets with the Company's independent accountants and with appropriate Company financial personnel about these matters. The Compensation Committee administers the Company's Option Plan and makes recommendations to the Board of Directors with respect to the compensation of management. The Audit and Compensation Committees are comprised of Messrs. Dupuy and Dwyer and Ms. Schreiber.

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

    3.4 Certificate of the Powers, Designations, Preferences and Rights of the Company's Series B Preferred Stock.

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

    10.2 Amendment, dated December 31, 1998, to Employment Agreement between Robert D. Press and the Company.

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

    10.33 Employment Agreement, dated December 23, 1998, between the Company and Maynard J. Hellman.

    10.34 Stock Purchase Agreement, dated December 31, 1998, between Ameri-Cap Mortgage, Maynard J. Hellman and the Company.

    10.35     Stock Exchange Agreement, dated December 16, 1998, between Maynard
              J. Hellman, Ameri-Cap Factors and the Company.

    10.36     Stock Exchange Agreement, dated December 16, 1998, between Maynard
              J. Hellman and the Company.

    10.37 Warrant for 500,000 shares of Common Stock, dated October 16, 1998, issued by the Company to Maynard J. Hellman.

    10.38 Agreement, dated December 31, 1998, between the Company and Medley Group.

    10.39 Lease Agreement, dated November 4, 1998, between SKW II Real Estate Partnership and the Company.


    21        Subsidiaries of the Company

    23        Consent of Daszkal, Bolton & Manela

    27        Financial Data Schedule

    ---------------------
    *         To be filed by amendment.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FINANTRA CAPITAL, INC.



Date: April 4, 1999                      By: /s/ Robert D. Press
                                          --------------------------------
                                          Robert D. Press, President

     In accordance with the Securities Exchange Act of 1934, as amended, this Amendment has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                            Title                      Date
     ---------                            -----                      ----

/s/ Robert D. Press         President, Chairman of the Board     April 4, 1999
------------------------    of Directors and Chief Executive
Robert D. Press             Officer


/s/ Maynard Hellman         Director                             April 4, 1999
------------------------
Maynard Hellman


/s/ Arthur J. Press         Director                             April 4, 1999
------------------------
Arthur J. Press


/s/ Evaldo F. Dupuy         Director                             April 4, 1999
------------------------
Evaldo F. Dupuy


/s/ Thomas W. Dwyer         Director                             April 4, 1999
------------------------
Thomas W. Dwyer


/s/ Alyce B. Schreiber      Director                             April 4, 1999
------------------------
Alyce B. Schreiber