Form 10-Q
period 1999-03-31
FINANTRA CAPITAL INC
filed 1999-05-17
CIK 1037271

------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period from _________ to ____________

                        Commission File Number 000-22681

                             FINANTRA CAPITAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                     13-3571419
------------------------------------------------------------------------------
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                    Identification Number

        150 South Pine Island Road, Suite 500, Plantation, Florida 33324
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 577-9225
                           ---------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No ___

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                   Number of Shares Outstanding
         Class                                           on May 13, 1999
         -----                                     ----------------------------
 Common Stock, par value $.01 per share                  6,904,328 shares

 Transitional Small Business Disclosure Format          Yes ___      No   X
                                                                        -----

                             FINANTRA CAPITAL, INC.

                                      INDEX

PART I        FINANCIAL INFORMATION                                      PAGE

   Item 1     Condensed Consolidated Financial Statements (Unaudited)     3

              Condensed Consolidated Balance Sheet at March 31, 1999      3

              Condensed Consolidated Statements of Income for the
              Three Months ended March 31, 1999 and 1998                  5

              Condensed Consolidated Statements of Cash Flows for the
              Three Months ended March 31, 1999 and 1998                  6

              Notes to Condensed Consolidated Financial Statements        7

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10


PART II       OTHER INFORMATION                                           15

   Item 6     Exhibits                                                    15

SIGNATURES                                                                16

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1999
                                   (UNAUDITED)


                                     ASSETS


Current assets:
   Cash                                                $  1,241,404
   Accounts receivable, net                               2,705,660
   Finance receivables, net                               3,514,860
   Subscription receivable                                1,032,408
   Accrued interest receivable                                5,627
   Other receivables                                         14,463
   Prepaid expenses                                         417,960
                                                        -----------
        Total current assets                              8,932,382
                                                        -----------

Property and equipment, net                                 407,082
                                                        -----------
Other assets:
   Certificate of deposit - restricted                    1,475,000
   Finance receivable, net                                  412,000
   Due from related parties                                 525,800
   Deposits                                                  33,083
   Goodwill, net                                          3,259,685
   Other intangibles, net                                    31,432
   Other                                                     96,514
                                                        -----------
        Total other assets                                5,833,514
                                                        -----------

        Total assets                                    $15,172,978
                                                        ===========






     See accompanying notes to condensed consolidated financial statements.

                                      FINANTRA CAPITAL, INC.
                                         AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEET
                                          MARCH 31, 1999
                                           (UNAUDITED)

                               LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                          $ 1,630,446
   Accrued expenses                                                              194,890
   Recission payable                                                             100,000
   Line-of-credit                                                              1,292,354
   Current portion of long-term debt                                             264,762
   Obligation under capital lease                                                  6,518
   Notes payable - related parties                                               250,000
   Due to factoring clients                                                      747,094
   Dividends payable - preferred stock                                            91,281
                                                                             -----------
        Total current liabilities                                              4,577,345
                                                                             -----------

Other liabilities:
   Deferred income                                                                12,933
   Obligations under capital lease                                                 4,040
   Notes payable, net of current portion                                          67,526
                                                                             -----------
        Total long-term debt                                                      84,499
                                                                             -----------
        Total liabilities                                                      4,661,844
                                                                             -----------
Minority interest                                                                 24,289

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, 3,458,817 issued:
Series A 10% redeemable convertible preferred stock,
   $.01 par value, 2,958,817 shares issued and outstanding
    (liquidation value of $2,958,817 plus accumulated dividends)                  29,588
Series B convertible preferred stock, $.01 par value, 500,000 shares
   authorized, 500,000 shares issued and outstanding                               5,000
Common stock, $.01 par value, 10,000,000 shares authorized,
   5,515,127 shares issued and outstanding                                        55,151
Treasury stock, 14,600 shares at cost                                            (34,644)
Additional paid-in capital                                                    14,918,919
Accumulated deficit                                                           (4,487,169)
                                                                             -----------
        Total stockholders' equity                                            10,486,845
                                                                             -----------
Total liabilities and stockholders' equity                                   $15,172,978
                                                                             ===========

     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                          1999              1998
                                                                         ------            -----
Revenues:
   Financial services                                                  $  557,396       $  568,340
   Medical billing                                                        149,964          708,777
   Leasing and equipment sales income                                     872,321                -
   Factoring income                                                       577,090                -
   Interest income                                                         50,242                -
                                                                       ----------       ----------
            Total revenues                                              2,207,013        1,277,117
                                                                       ----------       ----------

Costs and expenses:
   Leasing and equipment cost                                             878,570                -
   Depreciation and amortization                                           68,249           46,256
   Bad debts                                                                    -                -
   General and administrative expense                                   1,615,186        1,196,803
                                                                       ----------       ----------
        Total costs and expenses                                        2,562,005        1,243,059
                                                                       ----------       ----------

Loss from operations                                                     (354,992)          34,058

Other (expenses):
   Interest expense                                                        83,647                -
   Loss on disposal of asset                                                    -                -
   Loss on sale of securities available for sale                                -                -
                                                                       ----------       ----------
        Total other expenses                                               83,647                -
                                                                       ----------       ----------

(Loss) before provision for income taxes and minority interest           (438,639)          34,058
                                                                       ----------       ----------

Minority interest in net (loss) of subsidiaries                            11,800                -

Net loss                                                               $ (426,839)      $   34,058
                                                                       ==========       ==========

Net loss applicable to common shareholders                             $ (495,039)      $  (34,142)
                                                                       ==========       ==========

Net loss per common share (basic and diluted)                          $     (.11)      $     (.01)
                                                                       ==========       ==========

Weighted average number of shares outstanding                           4,627,727        3,354,661
                                                                       ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                          1999              1998
                                                                         ------            -----
Cash flows from operating activities:
   Net cash (used) provided by operating activities                  $(1,907,775)         $ (267,108)

Cash flows from investing activities:
   Cash acquired in acquisitions                                         102,500              78,584
   Net advances (to)/from affiliates                                           -             (15,933)
   Note receivable - stockholders                                       (292,577)           (260,000)
   Purchase of equipment                                                (233,450)             (9,741)
   Decrease in factored accounts receivables
      net of reserve payable                                             829,979
   Notes acquired for cash                                                     -          (1,055,670)
                                                                     -----------          ----------
        Net cash used by investing activities                            406,452          (1,262,760)
                                                                     -----------          ----------

Cash flows from financing activities:
   Repayment of line of credit, net                                   (1,351,217)                  -
   Repayments of long-term debt                                          (46,041)            (18,771)
   Payments of preferred dividends                                       (68,200)            (68,200)
   Issuance of common stock                                            3,236,425             249,718
                                                                     -----------          ----------
        Net cash provided by financing activities                      1,770,967             162,747
                                                                     -----------          ----------
Net (decrease) increase in cash                                          269,644          (1,367,121)

Cash - beginning                                                         971,760           2,406,803
                                                                     -----------          ----------

Cash - end                                                           $ 1,241,404          $1,039,682
                                                                     ===========          ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                       $         -          $        -
                                                                     ===========          ==========


Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of subsidiaries          $   712,500          $2,631,862
                                                                     ===========          ==========
   Issuance of common stock for services                             $    41,250          $        -
                                                                     ===========          ==========



     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

Certain items in the condensed consolidated financial statements for the interim period ended March 31, 1998, have been reclassified to conform with the current presentation. These reclassifications had no effect on net income.

NOTE 3 - ACQUISITIONS

The Company, through a wholly owned subsidiary, acquired approximately 80% of the outstanding capital stock of Titan Mortgage Group, Inc. ("Titan") on March 31, 1999. In consideration, the Company issued 440,000 shares of its common stock to Titan's stockholders. The remaining capital stock of Titan will be exchanged for shares of the Company's common stock at annual intervals ending on March 31, 2002, if certain earning hurdles are met. The maximum number of shares that could be issued under this agreement over the next three (3) years is 450,000 shares.

The acquisition was accounted for using the purchase method of accounting and approximately $560,000 of goodwill was recorded which will be amortized over 15 years. The results of operations have been included since the date of acquisition.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 3 - ACQUISITIONS (CONTINUED)

During January 1999, the Company, through its Ameri-Cap Mortgage subsidiary, acquired from Mr. Maynard Hellman, a director of the Company, 80% of the outstanding capital stock of Suncoast Title Company, Inc., a Florida title insurance company ("Suncoast"), for 50,000 share of the Company's common stock. The Company has agreed, through 2002, to acquire the remaining 20% of the outstanding capital stock of Suncoast from Mr. Hellman for an aggregate of 50,000 additional shares of the Company's common stock. The acquisition was accounted for using the purchase method of accounting and approximately $15,000 of goodwill was recorded which will be amortized over 15 years. The results of operations have been included since the date of acquisition.

NOTE 4 - DIVIDENDS PAYABLE - PREFERRED STOCK

The Company has paid $68,200 of dividends on its preferred stock at March 31, 1998.

NOTE 5 - STOCK OPTION PLAN

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

Options issued through March 31, 1998 carry exercise prices at the fair market value on the date of the grant. The options vest over a period of up to five years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the stated exercise period of the grant or specified date following termination of employment. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's common stock and/or warrants.

The Company has elected to measure compensation cost using the intrinsic value based method of accounting prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation cost recognized for the stock option plan amounted to $0 for the quarters ended March 31, 1999 and 1998. Disclosures about the fair value of options and pro forma disclosures of the effect of measuring compensation based on the fair value method of accounting have not been presented because management believes such values do not have a material effect.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 5 - STOCK OPTION PLAN (CONTINUED)

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's loss would have been increased by $326,376. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumption:

             Risk-free interest rate                   5.50%
             Expected life (years)               2 - 5 years
             Expected volatility                         n/a
             Expected dividends                         None

Information related to options is summarized below:

                                                                   WEIGHTED
                                                                   AVERAGE
                                          NUMBER OF             EXERCISE PRICE
                                           OPTIONS                PER OPTION
                                          ---------             --------------
Outstanding at December 31, 1997           565,000               $     1.96
Granted                                    377,500                     3.05
Exercised                                        0                        0
Forfeited                                        0                        0
                                        ----------               ----------
Outstanding at March 31, 1999              942,500               $     2.40
                                        ==========               ==========


Information related to options outstanding at March 31, 1999:

Exercise price range                                             $1.20 - 5.50
Number of options:
  Outstanding                                                         942,500
  Exercisable                                                         157,000
Weighted average exercise price:
  Outstanding                                                    $       2.40
  Exercisable                                                    $       1.60
Weighted average remaining contractual life                           4 years

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Finantra Capital, Inc. (f/k/a Medley Credit Acceptance Corp.) (the "Company") is a specialty finance company engaged, principally, in accounts receivable financing (factoring), equipment leasing, mortgage banking and traditional financing business lines. Since the consummation, during late 1997 and early 1998, of the Company's initial public offering of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each financing business line.

         While the Company has only a limited operating history in the accounts receivable financing, mortgage banking and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of dry cleaning equipment to small dry cleaning businesses throughout the eastern United States and refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down its dry cleaning and refrigeration equipment financing operations.


         In an effort to grow its accounts receivable financing, equipment leasing, mortgage banking and traditional financing business lines, while establishing a market presence for the same, the Company, during 1998, consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of a majority interest in Americal Investment Management ("AIM"), a marketer and manager of a variety of financial and insurance related services,
(iii) the Company's acquisition of Medical Billing Service Systems, Inc. ("Medical Billing) and Premier Provider Services, Inc. ("Premier"; Medical Billing and Premier are sometimes hereinafter collectively referred to as the "Medical Billing Subsidiaries"), companies engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry, (iv) the Company's acquisition, through its wholly-owned Ameri-Cap Leasing Corp. subsidiary ("Ameri-Cap"), of a majority interest in MFC Financial Corp. ("MFC"), an entity engaged, generally, in the equipment leasing industry and, principally, medical equipment financing, and (v) the Company's acquisition of approximately 91% of the outstanding capital stock of Ameritrust Holdings, Inc. ("Ameritrust"), a licensed mortgage lender engaged in both residential and commercial lending.

         In an effort to expand further the Company's mortgage lending operations, the Company, during the quarter ended March 31, 1999 ("First Quarter 1999"), acquired approximately 80% of the outstanding capital stock of Titan Mortgage Group, Inc. ("Titan"), a Florida - based originator and processor of mortgage loans. In consideration for its acquisition of its approximate 80% interest in Titan, the Company issued 400,000 shares of its common stock, $.01 par value per share (the "Common Stock"), to Titan's then sole stockholder. The Company has covenanted to use its best efforts to file a registration statement under the Securities Act of 1933, as amended, with respect to 200,000 of these shares. The remaining capital stock of Titan not originally acquired by the Company shall be acquired in exchange for shares of the Company's Common Stock at annual intervals ending on March 31, 2002, at exchange rates based upon Titan's financial performance during such period. The maximum number of additional shares of Common Stock that the

Company could issue in consideration for the balance of Titan's outstanding capital stock is 450,000 shares.

         In connection with the Titan acquisition, the Company and Titan's minority stockholder have agreed that the Company will be paid an annual special management fee equal to 35% of Titan's pre-tax net profits, if any, for the year ended December 31, 1998, increasing incrementally to 70% of such pre-tax net profits, if any, for the year ending December 31, 2002. In addition, the Company has the option to "put" its ownership interest in Titan back to Titan's other stockholder in consideration for 200,000 shares of the Company's Common Stock at any time prior to June 30, 1999 or if Titan incurs a net loss in excess of $150,000 for calendar year 1999.

         The Company has formed wholly-owned subsidiaries to act as holding companies for certain of its current and future operating entities based upon business lines. Ameri-Cap Factors Group ("Ameri-Cap Factors") controls AFG, Ameri-Cap Leasing Corp. ("Ameri-Cap Leasing") controls the equipment leasing operations, Ameri-Cap Mortgage Group ("Ameri-Cap Mortgage") controls Ameritrust and Ameri-Cap Finance Group, to the extent the Company elects to enter the sub-prime automobile finance industry (the "Sub-Prime Auto Business"), will control the Sub-Prime Auto Business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        For First Quarter 1999, the Company generated revenues of $2,207,013, an increase of $929,896 from revenues of $1,277,117 for the three months ended March 31, 1998 ("First Quarter 1998"). This increase in revenues was primarily the result of the Company's operations of its AFG factoring and ACL equipment leasing subsidiaries. These two entities did not generate revenue during First Quarter 1998 and their First Quarter 1999 revenues helped offset the significant reduction in revenues incurred by the Medical Billing Subsidiaries. The revenues generated during First Quarter 1999 by the Medical Billing Subsidiaries reflects the large decrease in customer base being experienced by medical billing providers generally as a result of the current consolidation and general economic downturn in the medical billing industry.

        During First Quarter 1999, the Company incurred an increase of $1,318,946 in total costs and expenses over First Quarter 1998 figures, principally as a result of the Company's commencement of its AFG factoring and ACL equipment leasing operations and general business expansion, including the start-up of Ameritrust's mortgage lending business. The Company's mortgage lending operations anticipate first recording meaningful revenues during the second quarter of 1999. Principally as a consequence thereof, the Company recorded a net loss from operations of $354,992 for First Quarter 1999, as compared to net income from operations of $34,058 for First Quarter 1998. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock and interest expense for borrowed funds, the Company incurred a net loss applicable to common shareholders for First Quarter 1999 of $495,039, or approximately $.11 per share, as compared to a net loss applicable to common shareholders for First Quarter 1998 of $34,142, or approximately $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had total assets of $15,172,978, as compared to total assets of $13,618,188 at December 31, 1998. This increase in total assets is primarily the result of the increased number of equipment leases and related financial instruments originated or underwritten by the Company during First Quarter 1999, the receipt by the Company of approximately $2.7 million in net proceeds generated from a private placement of the Company's securities and the Company's acquisition of Titan. The $3,259,685 of goodwill, net, recorded on the Company's balance sheet at March 31, 1999 represents the premium over net equity paid by the Company in connection with its acquisitions of its operating divisions. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill.

        At March 31, 1999, the Company had total liabilities of $4,661,844, as compared to total liabilities of $6,102,015 at December 31, 1998. This decrease in total liabilities was primarily the result of the Company's financing internally out of its working capital, rather than through borrowings under its interest bearing credit facilities, amounts necessary to purchase factored accounts receivable and originate or underwrite equipment leases and other financial instruments.

        At, March 31, 1999, the Company had total stockholders' equity of $10,486,845, as compared to total stockholders' equity of $7,499,084 at December 31, 1998. The significant increase in stockholders' equity is attributable directly to the earnings generated by the Company from operations, values associated with the Company's acquisition of Titan utilizing solely shares of the Company's Common Stock and the Company's receipt of approximately $2.7 million in net proceeds generated from a private placement of its securities during First Quarter 1999.

        For the primary purpose of providing the Company's mortgage banking subsidiaries with the financial capacity to originate and purchase mortgage loans, the Company (through its Ameri-Cap Mortgage subsidiary) and Suntrust Bank, during First Quarter 1999, consummated a $10 million revolving mortgage loan warehouse facility. Interest under this credit facility will accrue and be payable monthly at the rate, generally, which is 2.25% above the then applicable London Interbank Offering Rate (LIBOR). The entire unpaid balance under this facility is due and payable on demand or upon the occurrence of an Event of Default (as defined in the warehouse facility), whichever first occurs. The Company has guaranteed all of Ameri-Cap Mortgage's obligations under this credit facility. Ameri-Cap Mortgage has further granted Suntrust Bank a security interest in each asset and instrument underlying an advance or mortgage made under this credit facility.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

               During First Quarter 1999, the Company consummated a private placement of 150 units (the "Units") which raised net proceeds to the Company (after giving effect to the payment of all offering commissions and expenses) of approximately $2,773,125. Each Unit was comprised of 10,000 shares of the Company's Common Stock and 10,000 warrants (the "Private Placement Warrants"). Each Private Placement Warrant entitles the holder to purchase one shares of Common Stock for $3.25 at any time through November 9, 2001. The Private Placement Warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.25 per Private Placement Warrant, provided that the closing bid quotation for shares of the Company's Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice of redemption has been at least 150% of the exercise price of the Private Placement Warrants (currently $4.875, subject to adjustment). The Company utilized the net proceeds from this private placement to, among other things, expand Ameri-Cap Leasing's marketing base, provide working capital for Ameri-Cap Factors' operations, augment capital committed to Ameri-Cap Mortgage's operations and fund, generally, the Company's business and operations.

        Following the close of First Quarter 1999, the Company consummated an "offshore offering" in accordance with the procedures enumerated in Regulation S promulgated order the Securities Act of 1933, as amended (the "Reg S Offering"). Pursuant to the Reg S Offering, the Company issued and sold to 13 investors, 63 Units identical to the Units described in the aforementioned private placement. The Company also issued five Units as compensation to those persons abroad who assisted in consummating the Reg S Offering. Net proceeds to the Company from the Reg S Offering were $1,338,750, and such proceeds were applied substantially in the same manner as the net proceeds from the aforementioned private placement.

ITEM 6. EXHIBITS

        No.            Description
        ---            -----------

       10.1 Stock Exchange Agreement, dated March 31, 1999, among Ameri-Cap Mortgage, the Company, Bristol Investment Group L.L.C. and Titan Mortgage Group, Inc.

       10.2 Mortgage Loan Warehousing and Security Agreement, dated March 26, 1999, among Suntrust Bank, Miami, National Association, Ameri-Cap Mortgage, Ameri-Cap Lending Corp. and Ameri-Cap Mortgage Services, Inc.

       27      Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.



                            FINANTRA CAPITAL, INC.




Dated:  May 14, 1999        By: /s/ Robert D. Press
                                ----------------------------------------------
                                Robert D. Press, Chairman of the Board,
                                President, Chief Executive Officer and
                                Chief Financial Officer
                                (Principal Executive and Financial Officer)

                                          EXHIBIT INDEX

        No.                          Description
        ---                          -----------

        10.1 Stock Exchange Agreement, dated March 31, 1999, among Ameri-Cap Mortgage, the Company, Bristol Investment Group L.L.C. and Titan Mortgage Group, Inc.

        10.2 Mortgage Loan Warehousing and Security Agreement, dated March 26, 1999, among Suntrust Bank, Miami, National Association, Amer-Cap Mortgage, Ameri- Cap Mortgage Lending Corp. and Ameri-Cap Mortgage Services, Inc.

        27      Financial Data Schedule