Form 10QSB
period 1999-06-30
FINANTRA CAPITAL INC
filed 1999-08-16
CIK 1037271

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period from _________ to ____________


                        Commission File Number 000-22681


                             FINANTRA CAPITAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                          13-3571419
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                          Identification Number


        150 SOUTH PINE ISLAND ROAD, SUITE 500, PLANTATION, FLORIDA 33324
--------------------------------------------------------------------------------
                     (Address of Principal Executive Offices)


                                 (954) 577-9225
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding
             Class                                     on August 11, 1999
             -----                               ----------------------------
    Common Stock, par value $.01 per share             7,192,328 shares


         Transitional Small Business Disclosure Format    Yes [ ] No [X]

                             FINANTRA CAPITAL, INC.

                                      INDEX

PART I FINANCIAL INFORMATION

      Item 1   Condensed Consolidated Financial Statements (Unaudited)         3

               Condensed Consolidated Balance Sheet at June 30, 1999           3

               Condensed Consolidated Statements of Income for the Three and
               Six Months ended June 30, 1999 and 1998                         5

               Condensed Consolidated Statements of Cash Flows for the Six
               Months ended June 30, 1999 and 1998                             6

               Notes to Condensed Consolidated Financial Statements            7

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             9

PART II  OTHER INFORMATION

      Item 6   Exhibits                                                       12

SIGNATURES                                                                    13

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)


                           ASSETS

Current assets:
   Cash                                   $ 1,090,033
   Loans held for resale                    2,356,201
   Accounts receivable, net                 4,674,496
   Finance receivables, net                 2,429,102
   Accrued interest receivable                  3,636
   Acquisition deposit                        250,000
   Prepaid expenses                           430,227
                                          -----------
         Total current assets              11,233,695
                                          -----------

Property and equipment, net                   524,909
                                          -----------

Other assets:
   Certificate of deposit-restricted        1,475,000
   Finance receivable, net                    412,000
   Due from related parties                   686,911
   Deposits                                    51,223
   Goodwill, net                            2,605,843
   Other intangibles, net                      14,359
   Other                                       46,690
                                          -----------
         Total other assets                 5,292,026
                                          -----------
         Total assets                     $17,050,630
                                          ===========




     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  2,119,220
   Accrued expenses                                                                    354,557
   Line-of-credit                                                                    3,646,581
   Current portion of long-term debt                                                   308,799
   Obligation under capital lease                                                        3,791
   Notes payable - related parties                                                     130,000
   Due to factoring clients                                                            441,964
   Dividends payable - preferred stock                                                  91,281
                                                                                  ------------
         Total current liabilities                                                   7,096,193
                                                                                  ------------

Other liabilities:
   Deferred income                                                                      12,933
   Obligations under capital lease                                                          --
   Notes payable, net of current portion                                                55,417
                                                                                  ------------
         Total long-term debt                                                           68,350
                                                                                  ------------

         Total liabilities                                                           7,164,543
                                                                                  ------------

Minority interest                                                                       24,289
                                                                                  ------------

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, 3,458,817 issued:
Series A 10% redeemable convertible preferred stock, $.01 par value,
   2,958,817 shares issued and outstanding (liquidation value of
   $2,958,817 plus accumulated dividends)                                               29,588
Series B convertible preferred stock, $.01 par value, 500,000 shares
   Authorized, 500,000 shares issued and outstanding                                     5,000
Common stock, $.01 par value, 10,000,000 shares authorized,
   6,389,927 shares issued and outstanding                                              63,899
Treasury stock, 14,600 shares at cost                                                  (34,644)
Additional paid-in capital                                                          14,555,901
Accumulated deficit                                                                 (4,757,946)
                                                                                  ------------

         Total stockholders' equity                                                  9,861,798
                                                                                  ------------

Total liabilities and stockholders' equity                                        $ 17,050,630
                                                                                  ============



     See accompanying notes to condensed consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                    ----------------------------      ----------------------------
                                                                               JUNE 30,                          JUNE 30,
                                                                    ----------------------------      ----------------------------
                                                                         1999             1998            1999              1998
                                                                    -----------       ----------      -----------       ----------
Revenues:
   Financial services                                               $   489,087       $  897,597      $ 1,046,483       $1,861,521
   Medical billing                                                      161,203          231,905          311,167          471,534
   Equipment leasing and equipment sales                              2,076,914               --        2,949,235               --
   Factoring income                                                     445,938           97,289        1,023,028           97,289
   Mortgage origination                                                 954,477               --          954,477               --
   Interest income                                                       48,491          128,170           98,733          201,734
                                                                    -----------       ----------      -----------       ----------
                Total revenues                                        4,176,110        1,354,961        6,383,123        2,632,078

Costs and expenses:
   Leasing and equipment cost                                         1,848,936               --        2,727,506               --
   Depreciation and amortization                                         67,825           47,327          136,074           93,583
   Bad debts                                                             30,000               --           30,000               --
   General and administrative expense                                 2,305,967        1,138,830        3,921,153        2,335,633
                                                                    -----------       ----------      -----------       ----------
                Total costs and expenses                              4,252,728        1,186,157        6,814,733        2,429,216

Income (loss) from operations                                           (76,618)         168,804         (431,610)         202,862


Other expenses:
   Interest expense                                                     125,959           30,835          209,606           30,835
                                                                    -----------       ----------      -----------       ----------
              Total other expenses                                      125,959           30,835          209,606           30,835

Net income (loss) before minority interest                             (202,577)         137,969         (641,216)         172,027

Minority interest in subsidiaries                                            --               --           11,800               --

Net loss                                                            $  (202,577)      $  137,969      $  (629,416)      $  172,027
                                                                    ===========       ==========      ===========       ==========

Net income (loss) applicable to common shareholders                 $  (270,777)      $   69,769      $  (765,816)      $   35,627
                                                                    ===========       ==========      ===========       ==========

Net income (loss) per share                                         $      (.04)      $      .02      $      (.14)      $      .01
                                                                    ===========       ==========      ===========       ==========

Weighted average number of shares outstanding and to be issued        6,021,152        3,359,959        5,327,462        3,342,310
                                                                    ===========       ==========      ===========       ==========








     See accompanying notes to condensed consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                            -----------------------------
                                                                                1999              1998
                                                                            -----------       -----------
Cash flows from operating activities:
   Net cash used by operating activities                                    $(2,380,769)      $  (396,067)

Cash flows from investing activities:
   Cash acquired in acquisitions                                                  2,500            78,584
   (Increase) decrease in related party loans                                   181,466           (16,894)
   Purchase of equipment                                                       (393,610)          (34,181)
   (Increase) in deposit on acquisition                                        (250,000)               --
   (Increase) decrease in factored accounts receivable, net
       of due to parting clients                                              1,610,607                --
   Notes acquired for cash                                                           --        (2,555,556)
                                                                            -----------       -----------
         Net cash provided (used) by investing activities                     1,150,963        (2,528,047)

Cash flows from financing activities:
   (Payments) borrowings on line-of-credit                                   (1,353,191)        1,049,950
   Repayments of long-term debt                                                 (15,322)          (46,275)
   Payment under capitol leases                                                  (5,538)               --
   Payments of preferred dividends                                             (136,400)         (136,400)
   Repayment of related party debt                                             (170,000)               --
   Issuance of common stock                                                   3,028,530           445,321
   Purchase of treasury stock                                                        --           (37,250)
                                                                            -----------       -----------
         Net cash provided by financing activities                            1,348,079         1,275,346

Net increase (decrease) in cash                                                 118,273        (1,648,768)

Cash - beginning                                                                971,760         4,106,803
                                                                            -----------       -----------
Cash - end                                                                  $ 1,090,033       $ 2,458,035
                                                                            ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                              $    97,850       $        --
                                                                            ===========       ===========
Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of subsidiaries                 $    52,500       $ 2,631,862
                                                                            ===========       ===========
   Issuance of common stock for services                                    $   100,550       $        --
                                                                            ===========       ===========






     See accompanying notes to condensed consolidated financial statements.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

It is recommended that the accompanying condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

Certain items in the condensed consolidated financial statements for the interim period ended June 30, 1998 have been reclassified to conform with the current presentation. These reclassifications had no effect on net income.

NOTE 3 - ACQUISITIONS

TITAN

The Company, through a wholly owned subsidiary, acquired approximately 80% of the outstanding capital stock of Titan Mortgage Group, Inc. on March 31, 1999. According to the terms of the agreement, the Company had a put on the acquisition. In June 1999, the Company exercised the put and negotiated a complete recission of the agreement. Accordingly, the results of operations of Titan Mortgage Group, Inc. are not included in these financial statements.

NOTE 4 - DIVIDENDS PAYABLE - PREFERRED STOCK

The Company has paid $136,400 of dividends on its preferred stock at June 30, 1999.

NOTE 5 - MORTGAGE LOANS HELD FOR SALE AND WAREHOUSE LINE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

At June 30, 1998, the principal balance outstanding for mortgage loans held for sale was $2,356,201, of that amount, $2,356,201 was borrowed from the Company's warehouse lines. Interest is prime plus 2%. All mortgage loans held for sale are collateralized by the property covered by said loans and is used as collateral for the Company's borrowing. The warehouse lines are repaid as the loans are sold.

NOTE 6 - BORROWINGS

Effective March 26, 1999, the Company entered into a mortgage loan warehouse and security agreement with a bank. The maximum amount the company can borrow under this agreement is $10,000,000. The principal is repaid as the related mortgages are sold to secondary market purchasers. The entire principal amount together with accrued and unpaid interest is due on demand. On July 1, 1999, the Company entered into a second mortgage warehouse line with Republic National Bank. Under the agreement the bank will provide up to $5,000,000 to the Company in order to fund certain first mortgages. The advances are repaid and the related mortgages are sold to secondary market purchasers. Any unpaid principal balance will be due June 30, 2000.

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

         While the Company has only a limited operating history in the accounts receivable financing and traditional financing business lines, the Company has more seasoned experience in the equipment leasing and mortgage banking businesses. Prior to the consummation of the Company's IPO, the Company's business and affairs focused on the financing of dry cleaning equipment to small dry cleaning businesses throughout the eastern United States and refrigeration equipment sold or leased by an affiliate. The Company has made a business decision to orderly wind down its dry cleaning and refrigeration equipment financing operations.

         In an effort to grow its accounts receivable financing, equipment leasing, mortgage banking and traditional financing business lines, while establishing a market presence for the same, the Company, during 1998 and 1999, consummated several significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of Medical Billing Service Systems, Inc. and Premier Provider Services, Inc., companies engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry, (iii) the Company's acquisition of a majority interest in Ameritrust Holdings, Inc. ("Ameritrust"), a licensed mortgage lender engaged in both residential and commercial lending, and (iv) the Company's formation of its Finantra Internet Services.Com, Inc. subsidiary, which serves as the Company's platform for creating and building internet financial products and services.

         As previously reported, the Company, during the first quarter of 1999, acquired approximately 80% of the outstanding capital stock of Titan Mortgage Group, Inc., a Florida-based originator and processor of mortgage loans ("Titan"), in consideration for 400,000 shares of the Company's common stock, $.01 par value per share (the "Common Stock"). The Company, however, reserved the right to "put" its ownership interest in Titan back to Titan's former sole stockholder in exchange for 200,000 shares of the Common Stock initially issued in the acquisition if Titan failed to meet certain financial performance thresholds during 1999. During the second quarter of 1999 ("Second Quarter 1999"), the Company negotiated a complete rescission of the Titan acquisition and all 400,000 shares of Common Stock issued in the acquisition were returned to the Company and treated as if they had never originally been issued.

         The Company has formed four subsidiaries to act as holding companies for certain of its operating entities based upon business lines. Ameri-Cap Factors Group ("Ameri-Cap Factors") controls AFG, Ameri-Cap Leasing Corp. ("Ameri-Cap Leasing") controls the equipment leasing aspect of the Company's business, Ameri-Cap Mortgage Group ("Ameri-Cap Mortgage") controls Ameritrust and Ameri-Cap Finance Group, will control the entities the Company may, from to time, acquire to engage in the specialty consumer finance business.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         For the six month period ended June 30, 1999 ("Six Months 1999"), the Company generated revenues of $6,383,123, an increase of $3,751,045, or approximately 140%, from revenues of $2,632,078 for the six month period ended June 30, 1998 ("Six Months 1998"). This increase in revenues was primarily the result of the full-scale initiation by the Company, during Six Months 1999, of the Company's equipment leasing, mortgage banking and accounts receivable financing operations. These operations yielded no or minimal revenues during Six Months 1998.

         During Six Months 1999, the Company incurred an increase of $4,385,517, or approximately 180%, in total operating costs and expenses over Six Months 1998 figures, principally as a result of the full-scale initiation, and the costs attendant thereto, of the Company's equipment leasing, mortgage banking and accounts receivable financing operations. As a direct result thereof, and the approximate $180,000 increase during Six Months 1999 in interest expenses incurred as a result of the Company's utilization of its credit facilities to generate revenues, the Company recorded a net loss of $629,416 for Six Months 1999, as compared to net income of $172,027 for Six Months 1998. When combined with the provision for dividends with respect to shares of the Company's Series A Convertible Preferred Stock, the Company incurred a net loss applicable to common shareholders for Six Months 1999 of $765,816, or approximately $.14 per share, as compared to net income applicable to common shareholders for Six Months 1998 of $35,627, or approximately $.01 per share.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         For Second Quarter 1999, the Company generated revenues of $4,176,110, an increase of $2,821,149, or approximately 208%, from revenues of $1,354,961 for the three months ended June 30, 1998 ("Second Quarter 1998"). This increase in revenues was primarily the result of the full-scale initiation by the Company, during Second Quarter 1999, of the Company's equipment leasing, mortgage banking and accounts receivable financing operations. These operations yielded no or minimal revenues during Second Quarter 1998.

         During Second Quarter 1999, the Company incurred an increase of $3,066,571, or approximately 260%, in total operating costs and expenses over Second Quarter 1998 figures, principally as a result of the full-scale initiation, and the costs attendant thereto, of the Company's equipment leasing, mortgage banking and accounts receivable financing operations. As a direct result thereof, and the approximate $100,000 increase during Second Quarter 1999 in interest expenses incurred as a result of the Company's utilization of its credit facilities to generate revenues, the Company recorded a net loss of $202,577 for Second Quarter 1999, as compared to net income of $137,969 for Second Quarter 1998. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock, the Company incurred a net loss applicable to common shareholders for Second Quarter 1999 of $270,777, or approximately $.04 per share, as compared to net income applicable to common shareholders for Second Quarter 1998 of $69,769, or approximately $.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had total assets of $17,050,630, as compared to total assets of $13,618,188 at December 31, 1998. This increase in total assets is primarily the result of the increased number of equipment leases, financed accounts receivable, loans held for resale and related financial instruments originated or underwritten by the Company during Six Months 1999, and the receipt by the Company of approximately $4.1 million in net proceeds generated from the private placement of its securities during Six Months 1999. The $2,605,843 of goodwill, net, recorded on the Company's balance sheet at June 30, 1999 represents the premium over net equity paid by the Company in connection with its acquisitions of its operating divisions. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill.

         At June 30, 1999, the Company had total liabilities of $7,164,543, as compared to total liabilities of $6,102,015 at December 31, 1998. This approximate 17% increase in total liabilities was primarily the result of the Company's borrowing under its interest bearing credit facilities, rather than financing internally out of its working capital, amounts necessary to purchase factored accounts receivable and originate or underwrite equipment leases, mortgage loans and other financial instruments.

         At, June 30, 1999, the Company had total stockholders' equity of $9,861,798, as compared to total stockholders' equity of $7,499,084 at December 31, 1998. The approximate 32% increase in stockholders' equity is attributable directly to the earnings generated by the Company from operations and the Company's receipt of approximately $4.1 million in net proceeds generated from the private placement of its securities during Six Months 1999.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital and cash flow prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. Except as set forth above or in the Company's interim financial statements included as part of this Report, the Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease operations.

YEAR 2000 COMPLIANCE

         Computer programs that are "Year 2000 noncompliant" are incapable, in whole or in part, of processing date data between periods before and periods after January 1, 2000. The inability of the Company's computer systems, or the computer systems of businesses the Company may acquire, to accept, store, interpret or display dates for the year 2000 and beyond could materially impair the ability of the Company to originate, service and sell financial products. In addition, the Company intends to utilize in its internal operations a number of computer software programs, including programs used to manage the Company's financial and accounting functions and sales and marketing activities. The inability of such programs to interpret properly date data for the year 2000 and beyond could have a material adverse effect on the Company's operations. While the Company has purchased new computers and software programs that are not year 2000 non-compliant, failure by the Company to identify a year 2000 problem in its software products or in any software program used in its operations could require modifications or replacements. In such event, the Company will be forced to expend such amounts of its working capital as may be necessary to correct its software and hardware systems and implement contingency plans. The Company continues to attempt to assess the Year 2000 compliance and readiness of its lenders and material customers. Such attempts include written inquiries as to their Year 2000 certification of compliance.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  During Second Quarter 1999, the Company consummated an "offshore offering" in accordance with the procedures enumerated in Regulation S promulgated under the Securities Act of 1933, as amended (the "Reg. S Offering"). Pursuant to the Reg. S Offering, the Company issued and sold to 13 investors, 63 units (the "Units"), each Unit consisting of 10,000 shares of the Company's Common Stock and 10,000 warrants (the "Warrants"). Each Warrant entitles the holder to purchase one share of the Company's Common Stock for $3.25 at any time through November 9, 2001. The Warrants are redeemable by the Company upon notice of not less than 30 days at a price of $0.25 per Warrant, provided that the closing bid quotation for shares of the Company's Common Stock on all 20 of the trading days ending on the third day prior to the day on which the Company gives notice of redemption has been at least 150% of the exercise price of the Warrants (currently $4.875, subject to adjustment). The Units were offered and sold for $21,250 per Unit. The Company also issued five Units as compensation to those persons abroad who assisted in consummating the Reg. S Offering. Net proceeds to the Company from the Reg. S Offering were approximately $1,338,750, and such proceeds were utilized to expand Ameri-Cap Leasing's marketing base, provide working capital for Ameri-Cap Factors' operations, augment capital committed to Ameri-Cap Mortgage's operations and fund, generally, the Company's business and operations.

ITEM 6.  EXHIBITS

         No.               Description
         ---        -------------------------

         27         Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                                FINANTRA CAPITAL, INC.



Dated:  August 12, 1999         By: /s/ Robert D. Press
                                   --------------------------------------------
                                   Robert D. Press, Chairman of the Board,
                                   President, Chief Executive Officer and
                                   Chief Financial Officer
                                   (Principal Executive and Financial Officer)