Form 10QSB
period 1999-09-30
FINANTRA CAPITAL INC
filed 1999-11-15
CIK 1037271

------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                               Yes  X      No
                                   ----       ----
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              Number of Shares Outstanding
                  Class                          on November 12, 1999
                  -----                       ----------------------------
  Common Stock, par value $.01 per share             9,275,224 shares
                                                     ---------

  Transitional Small Business Disclosure Format   Yes      No   X
                                                     -----    ------

                             FINANTRA CAPITAL, INC.

                                      INDEX

PART I            FINANCIAL INFORMATION                                                 PAGE

      Item 1      Condensed Consolidated Financial Statements (Unaudited)                3

                  Condensed Consolidated Balance Sheet at September 30, 1999             3

                  Condensed Consolidated Statements of Operations for the
                  Three and Nine Months ended September 30, 1999 and 1998                5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months ended September 30, 1999 and 1998                          6

                  Notes to Condensed Consolidated Financial Statements                   7

      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9


PART II                    OTHER INFORMATION                                            12

      Item 4      Submission of Matters to a Vote of Security Holders                   12

      Item 5      Other Information                                                     13

      Item 6      Exhibits                                                              17

SIGNATURES

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)





                                     ASSETS
                                     ------

                                                                                              1999
                                                                                              ----
Current assets:
   Cash                                                                                      $ 2,727,552
   Loans held for resale                                                                       4,709,008
   Accounts receivable, net                                                                   33,451,083
   Finance receivables, net                                                                    3,703,005
   Accrued interest receivable                                                                     8,963
   Notes and other receivables                                                                 1,079,743
   Prepaid expenses                                                                            1,275,527
                                                                                        -----------------
              Total current assets                                                            46,954,881
                                                                                        -----------------


Property and equipment, net                                                                      620,226
                                                                                        -----------------


Other assets:
   Certificate of deposit-restricted                                                           1,450,000
   Finance receivable, net                                                                       412,000
   Due from related parties                                                                      578,779
   Deposits                                                                                       45,973
   Goodwill, net                                                                              13,941,518
   Other intangibles, net                                                                        289,395
   Other                                                                                         313,058
                                                                                        -----------------
              Total other assets                                                              17,030,723
                                                                                        -----------------


              Total assets                                                                  $ 64,605,830
                                                                                        =================









     See accompanying notes to condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                              1999
                                                                                              ----
Current liabilities:
   Accounts payable                                                                          $ 1,582,768
   Accrued expenses                                                                              429,068
   Client payouts                                                                              1,253,926
   Client reserves                                                                             4,192,645
   Line-of-credit                                                                             27,319,082
   Notes payable                                                                                 500,000
   Current portion of long-term debt                                                             803,091
   Obligation under capital lease                                                                  3,791
   Notes payable - related parties                                                               130,000
   Due to factoring clients                                                                    1,281,651
   Dividends payable - preferred stock                                                            91,281
                                                                                        -----------------
              Total current liabilities                                                       37,563,014


Other liabilities:
   Deferred lease interest                                                                       161,991
   Notes payable, net of current portion                                                       8,545,823
                                                                                        -----------------
              Total long-term debt                                                             8,707,814


                                                                                        -----------------
              Total liabilities                                                               46,270,828
                                                                                        -----------------


Minority interest                                                                                 24,289


Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, 3,458,817 issued:
Series A 10% redeemable convertible preferred stock,  $.01 par value, 2,958,817 shares issued and outstanding ( liquidation value
   of $2,958,817 plus accumulated dividends)                                                      29,587
Series B convertible preferred stock, $.01 par value, 500,000 shares
   authorized, 500,000 shares issued and outstanding                                               5,000
Series C 6% convertible preferred stock,  $.01 par value, 3780 shares
   authorized, 3780 shares issued and outstanding                                                     38
Common Stock, $.01 par value, 10,000,000 shares authorized,
   6,389,927 shares issued  and outstanding                                                       85,093
Treasury stock, 14,600 shares at cost                                                            (34,644)
Additional paid-in-capital                                                                    23,258,389
Accumulated deficit                                                                           (5,057,039)
                                                                                        -----------------
              Total stockholders' equity                                                      18,286,424
                                                                                        -----------------


Total liabilities and stockholders' equity                                                  $ 64,605,830
                                                                                        =================


     See accompanying notes to condensed consolidated financial statements.

                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the Three Months Ended       For the Nine Months Ended
                                       --------------------------       -------------------------
                                              September 30,                    September 30,
                                              ------------                     ------------
                                        1999                1998             1999            1998
                                        ----                ----             ----            ----
Revenues:
   Financial services                   $ 140,920    $1,251,596       $ 1,187,403     $3,116,314
   Medical billing                        119,608       145,175           430,775        616,709
   Equipment leasing and equipment
     sales                                 46,825     2,694,530         2,996,060      2,694,530
   Factoring income                       347,299       340,612         1,370,327        437,901
   Mortgage origination                 1,481,092             -         2,435,569              -
   Interest income                         77,287        68,130           176,020        269,864
                                        ---------     ---------         ---------      ---------
              Total revenues            2,213,031     4,500,043         8,596,154      7,135,318

Costs and expenses:
   Leasing and equipment cost              40,000     2,569,405         2,767,506      2,569,405
   Depreciation and amortization           95,601        98,267           231,675        203,299
   Bad debts                               30,000             -            60,000              -
   General and administrative           2,167,251     1,503,635         6,088,404      3,858,570
                                        ---------     ---------         ---------      ---------
              Total costs and expenses  2,332,852     4,171,307         9,147,585      6,631,274

Income(loss) from operations             (119,821)      328,736          (551,431)       504,044


Other expenses:
   Interest expense                        96,283        94,773           305,889        125,608
                                         --------      --------         ---------      ----------
              Total other expenses         96,283        94,773           305,889        125,608

Net income(loss) before minority
   interest                              (216,104)      233,963          (857,320)       378,436

Minority interest in subsidiaries               -             -            11,800              -

Net income(loss)                        $(216,104)    $ 233,963        $ (845,520)     $ 378,436
                                       ===========  ============   ===============  =============

Net income(loss) applicable to common
   shareholders                         $(284,304)    $ 165,763       $(1,050,120)     $ 173,836
                                       ===========  ============   ===============  =============

Net income(loss) per common share          $(0.04)       $ 0.04            $(0.18)        $ 0.05
                                       ===========  ============   ===============  =============

Weighted average number of shares
 outstanding and to be issued           6,389,927     3,723,000         5,703,901      3,472,000
                                       ===========  ============   ===============  =============


                     FINANTRA CAPITAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                ------------------------------------------
                                                                                    1999                         1998
                                                                                    ----                         ----
Net cash (used) by operating activities                                          $(1,459,761)                 $(1,351,577)

Cash flows from investing activities
   Cash used for acquisition                                                     (23,400,065)                           -
   Cash acquired in acquisitions                                                   1,794,998                       46,044
   (Increase) decrease in factored accounts receivable,                                                                 -
      net of due to factoring clients                                              1,176,391                            -
   (Increase) decrease in related party loans                                        289,598                            -
   Purchase of equipment                                                            (522,989)                    (147,943)
   Decrease in certificate of deposit                                                 25,000                            -
   Net advances to (from) affiliates                                                       -                     (142,883)
   Notes receivable-stockholders                                                           -                     (260,000)
   Notes acquired for cash                                                                 -                   (2,824,402)
                                                                                 -----------                   ----------
                                                                                 (20,637,067)                  (3,329,184)
                                                                                 -----------                   ----------


Cash flows from financing activities

Increase (decrease) in line of credit                                              3,016,053                    2,832,964
Increase in notes payable                                                          1,000,000                            -
Increase(repayment) in long-term debt                                              8,464,021                     (104,628)
Payments under capital leases                                                         (5,538)                           -
Repayment of related party debt                                                     (170,000)                           -
Payment of preferred stock dividends                                                (204,600)                    (204,600)
Issuance of common stock, net                                                      7,972,684                      364,621
Issuance of preferred stock                                                        3,780,000                            -
                                                                                  ----------                    ---------
                                                                                  23,852,620                    2,888,357
                                                                                  ----------                    ---------


Net increase in cash                                                               1,755,792                   (1,792,404)

Cash - beginning                                                                     971,760                    4,106,803
                                                                                  ----------                   ----------

Cash - end                                                                        $ 2,727,552                  $ 2,314,399
                                                                            =================            =================

Supplemental disclosure of cash flow information:
  Cash paid during the period:
     Interest                                                                        $ 89,055                    $ 125,608
                                                                            =================            =================

Supplemental noncash investing and financial activities:
  Issuance of common stock for acquisition of subsidiaries                           $ 52,500                  $ 2,631,862
                                                                            =================            =================

  Issuance of commom stock for services                                             $ 237,050                          $ -
                                                                            =================            =================

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

NOTE 3 - ACQUISITIONS


Travelers Investment Corp.

The Company, through a wholly-owned subsidiary, acquired 100% of the outstanding capital stock of Travelers Investment Corporation and Subsidiaries effective September 30, 1999. The purchase price of $20,000,000 was paid as follows: (i) $15,000,000 in cash at closing; (ii) the sellers taking back a promissory note for $5,000,000. In addition to the seller note above, the Company incurred the following debt in connection with the purchase:

          Finova Capital Corporation, based upon the increase in the funding rate on its warehouse line, provided $5,413,621. The loan from Finova aggregated $32,500,000 which replaced the credit facility previously utilized by Travelers Investment Corp. The loan was based on the advance rate utilized by Finova as opposed to the Company's prior lender, Bank of America. The facility charges interest at 2% per annum above the prime rate and is payable interest only monthly during its term. The facility matures August 31, 2004. The borrowers under this facility are the operating subsidiaries of Travelers Investment Corporation. The loan is guaranteed by Finantra as well as the acquiring subsidiary, Travelers Acquisition Corporation.

          BHC Interim Funding provided a loan in the amount of $3,650,000. $3,500,000 was used for closing and the balance for fees and costs. The loan carries interest at the rate of 13.5% per annum. The loan matures on October 20, 2000.

The seller note calls for interest at 10% per annum and requires payment of $500,000 in principal during the first year amortized in 12 equal monthly installments. A $500,000 balloon payment is required in the 13th month, and the remaining principal balance on the note paid over the next two years in equal monthly installments.

The balance of cash to close (other than from the Company's working capital) was raised through the sale of 6% Class "C" convertible preferred stock for $3,500,000.

The total investment with all fees and costs equaled $23,400,000 and resulted in goodwill from the transaction of $11,771,000 being recorded on the books of Travelers Investment Corporation. This goodwill will be amortized over 15 years.

NOTE 4 - DIVIDENDS PAYABLE-PREFERRED STOCK

The Company has paid $204,600 of dividends on its preferred stock at September 30, 1999.

NOTE 5 - MORTGAGE LOANS HELD FOR SALE AND WAREHOUSE LINE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

At September 30, 1999 the principal balance for mortgage loans held for sale was $4,709,008, of that amount, $4,709,008 was borrowed from the Company's warehouse lines. Interest is prime plus 2%. All mortgage loans held for sale are collateralized by the property covered by said loans and are used as collateral for the Company's borrowings. The warehouse lines are repaid as the loans are sold.


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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Finantra Capital, Inc. (f/k/a Medley Credit Acceptance Corp.), a Delaware corporation (the "Company"), is a diversified, multi-faceted, specialty finance company with two principal operating arms - the Company's commercial asset finance group and the Company's consumer finance group. The commercial asset finance group, operating under the umbrella of the Company's Ameri-Cap Business Finance Group, Inc. holding company subsidiary ("ABFG"), specializes, principally, in accounts receivable financing (factoring) and equipment leasing. The consumer finance group, operating under the umbrella of the Company's Ameri-Cap Consumer Finance Group, Inc. holding company subsidiary ("ACFG"), specializes, principally, in mortgage banking and other retail specialty financing lines. As set forth in greater detail in Item 5 below, the Company, on November 5, 1999, but effective as of September 30, 1999 for all operating, financial, tax and accounting purposes, acquired, through the Company's wholly-owned subsidiary, Travelers Acquisition Corporation ("Acquisition Co."), Travelers Investment Corporation and its operating subsidiaries (collectively, "Travelers"). Travelers is a California-based specialty consumer finance company which, for the past 25 years, has been engaged, generally, in the acquisition, management, servicing and collection of individual consumer contracts. Travelers will operate under the Company's ACFG consumer finance group umbrella.

         In addition to its commercial asset finance and consumer finance arms, the Company has also established an Internet financial services company subsidiary, Finantra Internet Services.Com, Inc., as a platform for the distribution of financial products and services, in particular, residential mortgages, through the Internet.

         Since the consummation, during late December 1997 and early 1998, of the Company's initial public offering of securities (the "IPO"), the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned business segments. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each business line. Having established operations in each of its commercial asset finance and consumer finance arms, the Company's current principal strategy for making its operations more profitable is to bundle (or combine and package) financial products and services. The Company believes that by bundling products and services, it will be positioned to more effectively compete since as the volume of the transactions it handles increases, the more likely the Company will have access to less costly leasing, factoring, mortgage banking and retail consumer financing lines.

         In an effort to grow its ABFG and ACFG business segments, while establishing a market presence for the same, the Company, during 1998 and 1999, in addition to its recent acquisition of Travelers, consummated several other significant transactions. Principal among these were (i) the Company's formation of its American Factors Group, Inc. subsidiary ("AFG"), an entity specializing in accounts receivable financing, (ii) the Company's acquisition of Medical Billing Service Systems, Inc. and Premier Provider Services, Inc., companies engaged, generally, in providing back office accounting and other financial administrative services principally to the medical industry, and (iii) the Company's acquisition of a majority interest in Ameritrust Holdings, Inc. ("Ameritrust"), a licensed mortgage lender engaged in both residential and commercial lending.

         The Company has formed several subsidiaries under the control of ABFG and ACFG from which the Company, based upon business lines, conducts operations. Included within the commercial asset finance arm of the Company are Ameri-Cap Commercial Asset Finance Group, which, through Ameri-Cap Factors Group, Inc. ("Ameri-Cap Factors"), a wholly-owned subsidiary, controls AFG, Ameri-Cap Leasing Corp. ("Ameri-Cap Leasing"), which controls the equipment leasing aspect of the Company's business, and Ameri-Cap Medical Finance Group, which controls the Company's medical industry receivables business. Included within the consumer finance arm of the Company are Ameri-Cap Mortgage Group, Inc. ("Ameri-Cap Mortgage"), which controls Ameritrust, and Acquisition Co., which controls Travelers.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         For the nine month period ended September 30, 1999 ("Nine Months 1999"), the Company generated revenues of $8,596,154, an increase of $1,460,836, or approximately 20%, from revenues of $7,135,318 for the nine month period ended September 30, 1998 ("Nine Months 1998"). This increase in revenues was primarily the result of the full-scale initiation by the Company, during Nine Months 1999, of the Company's mortgage banking operations and an approximate $930,000, or approximate 213%, increase, during Nine Months 1999 as compared to Nine Months 1998, in revenues generated from the Company's factoring operations. During Nine Months 1998, the Company had not yet commenced its mortgage banking operations. Consequently, mortgage banking operations generated no revenue during Nine Months 1998, while factoring income during this period was negligible since the Company's factoring operations were then still in the start-up mode. Revenues generated from the Company's mortgage banking operations effectively offset an approximate $1.9 million decrease from Nine Months 1998 results in revenues generated from the Company's financial services operations. This decrease in financial services revenues can be attributed principally to the shift in emphasis (detailed below) in the Company's financial services operations during Third Quarter 1999.

         During Nine Months 1999, the Company incurred an increase of $2,516,311, or approximately 38%, in total operating costs and expenses over Nine Months 1998 figures. This increase was principally the result of the Company's expansion and full-scale initiation, and the costs attendant thereto, during Nine Months 1999, of the Company's overall business and, in particular, its equipment leasing, mortgage banking and accounts receivable financing operations. A portion of this increase can also be attributed to the Company's creation of a reserve for bad debts during Nine Months 1999. As a consequence thereof, and the approximate $180,000 increase during Nine Months 1999 in interest expenses incurred as a result of the Company's greater utilization of its credit facilities to generate revenues, the Company recorded a net loss of $845,520 for Nine Months 1999, as compared to net income of $378,436 for Nine Months 1998. When combined with the provision for dividends with respect to shares of the Company's Series A Convertible Preferred Stock, the Company incurred a net loss applicable to common shareholders for Nine Months 1999 of $1,050,120, or approximately $.18 per share, as compared to net income applicable to common shareholders for Nine Months 1998 of $173,836, or approximately $.05 per share.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         For the three months ended September 30, 1999 ("Third Quarter 1999"), the Company generated revenues of $2,213,031, a decrease of $1,838,455, or approximately 44%, from revenues of $4,171,307 for the three months ended September 30, 1998 ("Third Quarter 1998"). This decrease in revenues was directly the result of the Company's reorganization, during Third Quarter 1999, of its equipment leasing operations and shift in emphasis of its financial services operations. During Third

Quarter 1999, the Company effectively merged its equipment leasing operations into its factoring operations for financial reporting purposes. This reorganization will become evident in future statement of operations presentations. In addition, during Third Quarter 1999, equipment leasing revenues were adversely affected by the seasonal decrease, during the summer months, of equipment leasing transactions. In addition, during Third Quarter 1999, the Company shifted the emphasis of its Premier Provider Services, Inc. subsidiary from performing back office accounting functions for third party clients for a fee to providing in-house back office accounting functions for the Company and its operating subsidiaries; consequently, the significant decrease in financial services revenues during Third Quarter 1999 as compared to Third Quarter 1998. The overall decrease in revenues during Third Quarter 1999 as compared to Third Quarter 1998 was offset, however, by approximately $1.5 million of revenue generated from mortgage banking operations during Third Quarter 1999. Mortgage banking operations generated no revenue during Third Quarter 1998.

         During Third Quarter 1999, the Company, primarily as a consequence of the aforementioned reorganization of its equipment leasing operations, recorded a decrease of $1,838,455, or approximately 44%, in total operating costs and expenses over Third Quarter 1998 figures. As a result of the foregoing, during Third Quarter 1999, the Company recorded a net loss of $216,104, as compared to net income of $233,963 for Third Quarter 1998. When combined with the provision for dividends with respect to shares of the Company's Series A 10% Convertible Preferred Stock, the Company incurred a net loss applicable to common shareholders for Third Quarter 1999 of $284,304, or approximately $.04 per share, as compared to net income applicable to common shareholders for Third Quarter 1998 of $165,763, or approximately $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had total assets of $64,605,830, as compared to total assets of $13,618,188 at December 31, 1998. This significant increase in total assets is directly the result of the acquisition by the Company, as of September 30, 1999, of Travelers (and its subsidiaries) (see Item 5 below). The acquisition of Travelers has been accounted for under the purchase method of accounting. Approximately $44 million of assets included on the Company's balance sheet at September 30, 1999 are Travelers' assets. Without giving effect to the Traveler's acquisition, the modest increase in the Company's assets from December 31, 1998 (approximately $6 million), is a product of the increased number of equipment leases, financed accounts receivable, loans held for resale and related financial instruments originated or underwritten by the Company during Nine Months 1999. The $13,941,518 of goodwill, net, recorded on the Company's balance sheet at September 30, 1999 represents the premium over net equity paid by the Company in connection with its acquisitions of its operating divisions. Approximately $11 million of this goodwill figure was generated from the Travelers acquisition. The Company anticipates that its future earnings (assuming its acquired subsidiaries continue to generate earnings) will offset the amortization associated with the recording of this goodwill.

         At September 30, 1999, the Company had total liabilities of $46,270,828, as compared to total liabilities of $6,102,015 at December 31, 1998. This significant increase in total liabilities was directly the result of the Company's acquisition of Travelers. Approximately $36 million of the Company's liabilities at September 30, 1999 are Travelers' liabilities. Without giving effect to the Travelers acquisition, the increase in liabilities from December 31, 1998 (approximately $4 million) is a direct result of the Company's increased borrowings under its interest bearing credit facilities, rather than financing internally out of its working capital, amounts necessary to fund the Company's mortgage banking operations.

         At September 30, 1999, the Company had total stockholders' equity of $18,286,424, as compared to total stockholders' equity of $7,499,084 at December 31, 1998. The increase from December 31, 1998 in stockholders' equity is attributable directly to the approximate $11 million in stockholders' equity inherited from Travelers.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for approximately the next 12 months from working capital and cash flow. In addition, as set forth in Item 5 below, the Company intends to fund Travelers' operations from borrowings available under the $32.5 million FINOVA Credit Facility. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital, cash flow and availability under existing credit facilities prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. Except as set forth above or in the Company's interim financial statements included as part of this Report, the Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease operations.

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


                                     PART II
                                OTHER INFORMATION


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  On September 2, 1999, the Company held its 1999 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the seven persons nominated by the Company for election as directors were elected in an uncontested manner. Specifically, each nominee received the number of votes set forth opposite his or her name below. Each director serves until the next Annual Meeting of Stockholders of the Company and until his or her respective successor has been duly elected
                                      - 12 -
and qualified.

                            VOTES CAST IN FAVOR OF
NOMINEE                     ELECTION AS A DIRECTOR
                            ----------------------
Robert D. Press             3,534,328 shares

Charles Litt                3,534,328 shares

Maynard J. Hellman          3,534,328 shares

Arthur J. Press             3,534,328 shares

Evaldo F. Dupuy             3,534,328 shares

Thomas W. Dwyer             3,534,328 shares

Alyce B. Schreiber          3,534,328 shares


ITEM 5.           OTHER INFORMATION.

                  On November 5, 1999, but effective as of September 30, 1999 for all operating, financial, tax and accounting purposes, the Company, through its Acquisition Co. subsidiary, acquired, in a privately negotiated, arms-length transaction, all of the outstanding capital stock of Travelers (and its subsidiaries), a California-based provider of specialty consumer financing. Travelers has been engaged, for over 25 years, in the acquisition, management, servicing and collection of individual consumer contracts. At the time of its acquisition, Travelers had an established loan portfolio of approximately $36 million in gross consumer receivables.

                  Travelers conducts business, principally, through four operating subsidiaries, Travelers Acceptance Corporation ("TAC"), Travelers Leasing Corporation ("TLC"), Trace Credit Services ("Trace") and Traveler's Data Services ("TDS"). TAC, generally, purchases, services and collects installment consumer contracts from originators. TAC currently services approximately 200 organizations, with a total portfolio value of approximately $36 million in notes, comprising over 21,000 individual accounts. TLC, generally, provides niche based leasing solutions to a variety of businesses. Trace, generally, provides debt collection services to third-party clients. Trace currently serves approximately 100 clients and has in its portfolio approximately $50 million in recoverable and collectible non-performing receivables. TDS, generally, provides the billing and servicing of individual consumer accounts for third-party clients. TDS currently services approximately $80 million of notes.

                  Management of the Company believes that Travelers' resources have been, historically, under-utilized, and that, with the implementation of certain marketing and operating strategies, Travelers' financial performance could be increased materially. Management of the Company further believes that the acquisition of Travelers will, more likely than not, result in numerous marketing and operating synergies that will result, on a consolidated basis, in revenue and earnings increases for the Company. The acquisition of Travelers is expected to be immediately accretive as a result of both cost savings and revenue expansion. The Company intends to effect initial Travelers' cost reductions by combining Travelers' three existing offices into one location and by updating Travelers' information systems and transitioning it to an Internet access portal. In addition, the Company anticipates that it can eliminate approximately $1 million annually from Travelers' operating expenses as a direct result of the elimination of certain salary and consulting fees historically paid to certain of Travelers' former stockholders. Management of the Company further anticipates that the Company's revenues should be enhanced as a result of cross-selling and marketing efforts between Travelers' and Ameri-Cap Mortgage's operations.

                  In consideration for its purchase of Travelers, the Company paid Travelers' stockholders an aggregate of $20 million, $15 million of which was paid in cash at closing of the acquisition (the "Closing"), with the remaining $5 million purchase price taking the form of three-year 10% promissory notes (the "Notes") of Acquisition Co. The $20 million purchase price shall be adjusted, post-Closing, upward or downward, on a dollar-for-dollar basis, by the amount that the consolidated stockholders' equity of Travelers at September 30, 1999 was greater or less than, as the case may be, $12,128,281. The Notes require a $500,000 principal payment during the first year following the Closing amortized in twelve equal monthly installments, a $500,000 lump sum payment during the 13th month following the Closing, with the remaining $4 million being amortized over the next 24 months in equal monthly installments. To secure Acquisition Co.'s obligations to Travelers' former stockholders under the Notes, Acquisition Co. granted such former stockholders a subordinated security interest in all of Travelers' assets and pledged, on a subordinated basis, all of the capital stock of Travelers. The Company has also guaranteed all of Acquisition Co.'s obligations under the Notes.

                  The $15 million cash payment made to the stockholders of Travelers at the Closing was funded by the Company as follows: approximately $5.4 million from advances made by FINOVA Capital Corporation ("FINOVA") pursuant to a $32.5 million revolving credit facility extended to Travelers' operating subsidiaries by FINOVA at the Closing (the "FINOVA Credit Facility"), $3.5 million from the sale by the Company at the Closing, to certain accredited investors in an arm's-length, privately negotiated transaction, of an aggregate of 3,500 shares of the Company's Series C 6% Convertible Preferred Stock (the "Series C Preferred Stock") and related Common Stock Purchase Warrants (the "Preferred Warrants"), $3.65 million from a 12-month secured loan made to Acquisition Co. by BHC Interim Funding, L.P., approximately $2.0 million from the sale by the Company, during October 1999, of 860,000 shares of the Company's Common Stock at $2.33 per share to two accredited investors in an arm's-length, privately negotiated transaction, $500,000 from a 90-day unsecured loan, bearing interest at the rate of 10% per annum, advanced to the Company in an arm's-length, privately negotiated transaction from an unaffiliated person, and approximately $150,000 from the Company's working capital.

                  The FINOVA Credit Facility is in the principal amount of $32.5 million, has a five-year term and bears interest, payable monthly, at the rate which, from time to time, is 2% above FINOVA's stated "prime rate." Advances under the FINOVA Credit Facility are limited, generally, to an amount not to exceed 80% of Travelers' eligible receivables and eligible inventory (each as defined). Travelers' obligations under the FINOVA Credit Facility have been secured by Travelers' grant of a first lien on, and security interest in, all of Travelers' assets, and a pledge, on a subordinated basis, of all of the capital stock of Travelers. In addition, each of Acquisition Co. and the Company has guaranteed all of Acquisition Co.'s obligations and liabilities under the FINOVA Credit Facility. At the Closing, Travelers applied approximately $15 million of advances under the FINOVA Credit Facility to satisfy and discharge all indebtedness then owing by Travelers to Travelers' senior lenders.

                  Concurrently with the Closing, the Company also issued and sold, in an arm's-length, privately negotiated transaction with certain accredited investors, in consideration for $3.5 million, an aggregate of 3,500 shares of the Company's Series C Preferred Stock. In connection therewith, the Company also issued to the purchasers of the Series C Preferred Stock (or their designees) Preferred Warrants entitling the holders thereof the right to acquire, in the aggregate, up to 700,000 shares of the

Company's common stock, $.01 par value per share (the "Common Stock"). The Preferred Warrants are exercisable at any time within the five-year period immediately following the Closing at an exercise price of $3.28 (such price being the closing sale price for shares of the Company's Common Stock on the Electronic Bulletin Board maintained NASDAQ (the "Bulletin Board") on the date of the Closing). The Preferred Warrants, generally, contain customary terms and provide for adjustment in the number of shares of Common Stock issuable upon the exercise of such Warrants in the event the Company takes any action prior to the exercise of such Preferred Warrants that may be dilutive to the holders of such Preferred Warrants.

                  Shares of the Company's Series C Preferred Stock accrue dividends, payable quarterly (to the extent legally sufficient funds are then available to the Company), at an annual rate of $60.00 per share. All regularly declared but unpaid dividends cumulate. Holders of shares of Series C Preferred Stock are not entitled to vote on any matter affecting the Company stockholders, except as may be required by law. Holders of the Series C Preferred Stock are entitled to a $1,000.00 per share liquidation preference (together with all accrued and unpaid dividends) over the holders of the Company's Common Stock in the event of liquidation, dissolution or winding up. The shares of Series C Preferred Rank rank pari passu with approximately 90% of the outstanding shares of Series A and Series B preferred stock of the Company and subordinate to the remaining approximate 10% of shares of Series A and Series B preferred stock of the Company in the event of liquidation, dissolution or winding up. After the satisfaction of all indebtedness of the Company, holders of Series C Preferred Stock would then receive any remaining assets in priority to holders of the Company's Common Stock and on a pari passu basis with the holders of the Company's Series A and Series B preferred stock.

                  Shares of Series C Preferred Stock are convertible into shares of the Company's Common Stock at any time at the option of the holder as follows: if conversion is requested prior to the expiration of the 180-day period immediately following the Closing, the holder shall be entitled to that number of shares of Common Stock as equals the quotient of (i) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock divided by (ii) $3.28 (such price being the average closing price on the Bulletin Board for shares of the Company's Common Stock for the three trading days immediately preceding the Closing (the "Initial Conversion Price")); if conversion is requested at any time following the 180-day period immediately following the Closing, the holder shall be entitled to that number of shares of Common Stock as equals the quotient of (y) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock divided by (z) the lesser of (A) the Initial Conversion Price and (B) the product of (1) 80% multiplied by (2) the closing price on the Bulletin Board (or the exchange upon which shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock on the trading day immediately preceding the date that conversion is requested.

                  In addition, if, on the 180th day immediately following the Closing, the closing price on the Bulletin Board (or the exchange upon which shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock is not equal to or greater than twice the Initial Conversion Price, the Company will issue to each holder of the Series C Preferred Stock, such number of shares of Common Stock of the Company as is equal to the difference between (i) the quotient of (a) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock divided by (b) the Initial Conversion Price and (ii) the quotient of (A) the aggregate liquidation preference (plus accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock divided by (B) the product of (1) 90% multiplied by (2) the Initial Conversion Price.

                  Notwithstanding the foregoing, in the event a holder of Series C Preferred Stock requests conversion at a time when the Per Share Market Value (as defined) of the shares of the

Company's Common Stock is less than $3.00, the Company shall have the right, but not the obligation, to redeem all such holder's shares of Series C Preferred Stock by paying to such holder, in cash, a redemption price equal to 120% of the aggregate liquidation preference attributable to the shares of Series C Preferred Stock for which conversion has been requested (together with accrued and unpaid dividends).

                  The Company has further agreed, within the 60-day period immediately following the Closing, to file with the Securities and Exchange Commission (the "SEC") a registration statement covering all shares of Common Stock of the Company issuable upon exercise of the Preferred Warrants and conversion of the shares of Series C Preferred Stock. The Company has also covenanted to cause such registration statement to be declared effective by the SEC within the 180-day period immediately following the Closing. In the event the Company fails to file such registration statement with the SEC, or the registration statement is not declared effective by the SEC within the aforementioned time parameters, the Company has agreed to pay to each holder of Series C Preferred Stock, on a monthly basis, in cash, an amount equal to the product of (i) 3% multiplied by (ii) the aggregate liquidation preference (together with all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock.

                  Concurrently with the Closing, the Company also caused Acquisition Co. to enter into a loan and security agreement with BHC Interim Funding, L.P., an unaffiliated entity ("BHC"), pursuant to which, among other things, BHC advanced Acquisition Co. $3.5 million (the "BHC Loan"). The BHC Loan has a term of 12 months and bears interest at the rate of 13.5% per annum. The BHC Loan requires monthly interest payments and one balloon payment of principal at maturity. Acquisition Co.'s obligations to BHC under the BHC Loan have been secured by Acquisition Co.'s grant to BHC of a first lien on, and security interest in, all of the capital stock of Travelers (including the capital stock of all of Travelers' subsidiaries), and a subordinated security interest covering all of the assets of Travelers (and its subsidiaries). In connection with the BHC Loan, Acquisition Co. caused Travelers to issue to BHC a warrant entitling BHC to purchase up to 4.28% of the common stock of Travelers during the five year period immediately following such warrant's issuance, at an exercise price of $.01 per share (the "Travelers Warrant"). In addition, the Company issued to BHC a warrant entitling BHC to purchase up to 200,000 shares of the Company's Common Stock during the five year period immediately following such warrant's issuance, at an exercise price of $3.50 per share (such price being the average closing price on the Bulletin Board for shares of the Company's Common Stock for the 20 trading day period immediately preceding the Closing) (the "Finantra Warrant").

         The Travelers Warrant provides further that if the BHC Loan is not paid in full within the six-month period immediately following the Closing, then BHC shall be issued additional Travelers Warrants entitling BHC to purchase up to an additional 3% of the common stock of Travelers at an exercise price of $.01 per share. In such event, the Finantra Warrant similarly provides that BHC shall be issued additional Finantra Warrants entitling BHC to purchase up to an additional 1% of the Common Stock of Finantra at an exercise price equal to the lesser of (i) $3.50 (the average closing price on the Bulletin Board for shares of the Company's Common Stock for the five trading day period immediately preceding the Closing) and (ii) the average closing price for shares of the Company's Common Stock on the Bulletin Board (or such exchange as shares of the Company's Common Stock may then be listed) for the five trading day period immediately preceding the six-month anniversary of the Closing. If the BHC Loan is not paid in full within the nine month period immediately following the Closing, then BHC will further be issued (a) Travelers Warrants entitling BHC to purchase up to an additional 3% of the common stock of Travelers at an exercise price of $.01 per share and (b) Finantra Warrants entitling BHC to purchase up to an additional 1.5% of the Common Stock of Finantra at an exercise price equal to the lesser of (i) $3.50 and (ii) the average closing price on the Bulletin Board (or such exchange as shares of the Company's

Common Stock may then be listed) for shares of the Company's Common Stock for the five trading day period immediately preceding the nine-month anniversary of the Closing. In such event, Acquisition Co. and the Company also will be jointly and severally liable to BHC for an additional transaction fee in the amount of $182,500.

                  The Travelers Warrant further grants BHC the right to put back to Travelers 25% of BHC's then unexercised Travelers Warrants upon the earlier of repayment in full of the BHC Loan or the maturity of its term, for $100,000 if such put right is exercised within the 180- day period immediately following the Closing, $165,000 if such put right is exercised after the 180th day immediately following the Closing, but on or before the 270th day immediately following the Closing, and $230,000 if such put right is exercised after the 270th day following the Closing. In addition, beginning on the second anniversary of the Closing, BHC has the right to put to Travelers the balance of its unexercised Travelers Warrants in exchange for (i) the higher of (a) a cash payment equal to $92,000 per 1% of Travelers' common stock underlying the Travelers Warrant or (b) a cash payment representing the fair market value of such Travelers Warrant or (ii) registered shares of the Company's Common Stock valued at the lesser of $3.50 and the average closing price on the Bulletin Board (or such exchange as shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock for the five trading day period immediately preceding the exercise of the relevant put right described herein.

                  The Company has granted BHC customary registration and other rights with respect to the shares of the Company's Common Stock issuable upon the exercise of the Finantra Warrant.

                  In addition, the BHC Loan contains significant monetary penalties in the event it is not paid in full within the 12-month period immediately following the Closing.

                  The financial statements of Travelers and the pro forma financial information required to be filed in accordance with Item 7 of Form 8-K will be filed by amendment on Form 8-K not later than the date that such financial statements and pro forma financial information are required to be filed.

ITEM 6.           EXHIBITS

         No.             Description
         ---             -----------
         3.1      Certificate of Designation, Rights and Preferences relating to shares of the Company's Series C 6% Convertible Preferred
                  Stock.*

         10.1     Stock Purchase Agreement, dated October 1999, among the Company, Acquisition
                  Co., Travelers and the Shareholders of Travelers.

         10.2     First Amendment, dated October 1999, to Stock Purchase
                  Agreement dated October 1999 among the Company, Acquisition
                  Co., Travelers and the Shareholders of Travelers.

         10.3     Loan and Security Agreement, dated November 5, 1999, between
                  FINOVA and TAC, TLC and Trace.*

         10.4 Securities Purchase Agreement, dated as of November 5, 1999, among the Company, Esquire Trade & Finance Inc., Austinvest
                  Anstalt Balzers, Nesher Inc., Amro International, S.A., Altra
                  Trading & Investment, S.A., The Gross Foundation, Libra
                  Finance, S.A., Talbiya B. Investments Ltd., Ellis Enterprises and Ronald Nash.*






         10.5     Form of Preferred Warrant.*

         10.6 Loan and Security Agreement, dated as of November 5, 1999, between Acquisition Co. and BHC.*

         10.7     Form of Travelers Warrant.*

         10.8     Form of Finantra Warrant.*

         27       Financial Data Schedule

         ---------------
         *  To be filed by Amendment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                   FINANTRA CAPITAL, INC.


Dated:  November 12, 1999          By: /s/ Robert D. Press
                                       -------------------
                                       ROBERT D. PRESS, Chairman of the Board,
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Principal Executive and Financial
                                          Officer)