Form 10QSB/A
period 1999-09-30
FINANTRA CAPITAL INC
filed 1999-12-01
CIK 1037271

------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-1

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

         This Amendment No. 1 to Form 10-QSB for Finantra Capital, Inc., a Delaware corporation (the "Company"), for the quarterly period ended September 30, 1999 (the "September 1999 Form 10-QSB"), is being filed solely to correct typographical errors appearing in the Stockholders' equity section of the Company's Condensed Consolidated Balance Sheet at September 30, 1999. Specifically, the Company has authorized 50,000,000 shares of Common Stock, $.01 par value per share, and 10,000,000 shares of Preferred Stock, $.01 par value per share, and not 10,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock as initially reported in the Company's September 1999 Form 10-QSB. Only the revised Liabilities and Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheet at September 30, 1999 is being filed herewith.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                              1999
                                                                                              ----
Current liabilities:
   Accounts payable                                                                          $ 1,582,768
   Accrued expenses                                                                              429,068
   Client payouts                                                                              1,253,926
   Client reserves                                                                             4,192,645
   Line-of-credit                                                                             27,319,082
   Notes payable                                                                                 500,000
   Current portion of long-term debt                                                             803,091
   Obligation under capital lease                                                                  3,791
   Notes payable - related parties                                                               130,000
   Due to factoring clients                                                                    1,281,651
   Dividends payable - preferred stock                                                            91,281
                                                                                        -----------------
              Total current liabilities                                                       37,563,014


Other liabilities:
   Deferred lease interest                                                                       161,991
   Notes payable, net of current portion                                                       8,545,823
                                                                                        -----------------
              Total long-term debt                                                             8,707,814


                                                                                        -----------------
              Total liabilities                                                               46,270,828
                                                                                        -----------------


Minority interest                                                                                 24,289


Stockholders' equity:
Preferred stock, 10,000,000 shares authorized, 3,458,817 issued:
Series A 10% redeemable convertible preferred stock,  $.01 par value, 2,958,817 shares issued and outstanding ( liquidation value
   of $2,958,817 plus accumulated dividends)                                                      29,587
Series B convertible preferred stock, $.01 par value, 500,000 shares
   authorized, 500,000 shares issued and outstanding                                               5,000
Series C 6% convertible preferred stock,  $.01 par value, 3780 shares
   authorized, 3780 shares issued and outstanding                                                     38
Common Stock, $.01 par value, 50,000,000 shares authorized,
   6,389,927 shares issued  and outstanding                                                       85,093
Treasury stock, 14,600 shares at cost                                                            (34,644)
Additional paid-in-capital                                                                    23,258,389
Accumulated deficit                                                                           (5,057,039)
                                                                                        -----------------
              Total stockholders' equity                                                      18,286,424
                                                                                        -----------------


Total liabilities and stockholders' equity                                                  $ 64,605,830
                                                                                        =================


     See accompanying notes to condensed consolidated financial statements.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment No. 1 to Form 10-QSB to be signed on its behalf of the undersigned, thereunto duly authorized.


                                   FINANTRA CAPITAL, INC.


Dated:  December 1, 1999           By: /s/ Robert D. Press
                                       -------------------
                                       ROBERT D. PRESS, Chairman of the Board,
                                          Chief Executive Officer and
                                          Chief Financial Officer
                                          (Principal Executive and Financial
                                          Officer)