Form 10QSB/A
period 1999-03-30
FINANTRA CAPITAL INC
filed 2000-03-30
CIK 1037271

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2

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

                                  Yes  X   No
                                      ----   ----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
             Class                                   on November 12, 1999
             -----                               ----------------------------

  Common Stock, par value $.01 per share               9,275,224 shares

  Transitional Small Business Disclosure Format        Yes      No  X
                                                           ---     ---

         This Amendment No. 2 to Form 10-QSB for Finantra Capital, Inc., a Delaware corporation (the "Company"), for the quarterly period ended September 30, 1999 (the "September 1999 Form 10-QSB"), is being filed solely to include those Exhibits which were not filed originally with the September 1999 Form 10-QSB. These Exhibits were noted originally as "To be filed by Amendment."


ITEM 6.  EXHIBITS


         No.        Description
         ---        -----------

         3.1 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series C 6% Convertible Preferred Stock.

         10.1 Loan and Security Agreement, dated September 23, 1999, between FINOVA and TAC, TLC and Trace, as amended.

         10.2 Securities Purchase Agreement, dated as of November 5, 1999, among the Company, Esquire Trade & Finance Inc., Austinvest Anstalt Balzers, Nesher Inc., Amro International, S.A., Altra Trading & Investment, S.A., The Gross Foundation, Libra Finance, S.A., Talbiya B. Investments Ltd., Ellis Enterprises and Ronald Nash.

         10.3     Form of Preferred Warrant.

         10.4 Loan and Security Agreement, dated as of November 5, 1999, between Acquisition Co. and BHC.

         10.5     Form of Travelers Warrant.

         10.6     Form of Finantra Warrant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amendment to Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FINANTRA CAPITAL, INC.


Dated: March 17, 2000          By: /s/ Robert D. Press
                                   ----------------------------------
                                   Robert D. Press, Chairman of the Board,
                                     Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)

                                  EXHIBIT INDEX

         No.          Description
         ---          -----------

         3.1 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series C 6% Convertible Preferred Stock.

         10.1 Loan and Security Agreement, dated September 23, 1999, between FINOVA and TAC, TLC and Trace, as amended.

         10.2 Securities Purchase Agreement, dated as of November 5, 1999, among the Company, Esquire Trade & Finance Inc., Austinvest Anstalt Balzers, Nesher Inc., Amro International, S.A., Altra Trading & Investment, S.A., The Gross Foundation, Libra Finance, S.A., Talbiya B. Investments Ltd., Ellis Enterprises and Ronald Nash.

         10.3     Form of Preferred Warrant.

         10.4 Loan and Security Agreement, dated as of November 5, 1999, between Acquisition Co. and BHC.

         10.5     Form of Travelers Warrant.

         10.6     Form of Finantra Warrant.