Form 10KSB40
period 1999-12-31
FINANTRA CAPITAL INC
filed 2000-03-31
CIK 1037271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 000-22681

                             FINANTRA CAPITAL, INC.
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                      13-3571419
---------------------------------                     ------------------
(State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)

                      150 SOUTH PINE ISLAND ROAD, SUITE 500
                            PLANTATION, FLORIDA 33324
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (954) 577-9225
               ---------------------------------------------------
                 (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.01 PAR VALUE
               ---------------------------------------------------
                                (Title of Class)

                         COMMON STOCK PURCHASE WARRANTS
               ---------------------------------------------------
                                (Title of Class)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year: $11,604,014.

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $36,274,894.

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,670,040 shares of Common Stock, $.01 par value per share, at March 29, 2000.

       Transitional Small Business Disclosure Format (Check One):

                                 YES [ ] NO [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The information required by Part III of this Form 10-KSB is hereby incorporated by reference to the Issuer's definitive proxy statement to be disseminated to stockholders in connection with the Issuer's 2000 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Commission not later than April 29, 2000.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Finantra Capital, Inc. (the "Company") is a diversified, multi-faceted specialty finance company principally engaged, in lending activities related to accounts receivable factoring, equipment leasing, mortgage banking, consumer finance and other types of specialty financing. The Company also provides accounting and collections services to other entities.

         The Company's business is operated principally through two wholly-owned holding company subsidiaries, Ameri-Cap Business Finance Group, Inc. ("ABFG") and Ameri-Cap Consumer Finance Group, Inc. ("ACFG"). ABFG, which spearheads the Company's business finance operations, specializes, principally, in accounts receivable factoring and equipment leasing. ACFG, which spearheads the Company's consumer finance operations, specializes, principally, in mortgage banking, consumer finance and other types of specialty financing. In addition, the Company has formed Finantra Internet Services.com, Inc. ("FIS"), a platform for the distribution of financial products and services, in particular, residential mortgages, through the Internet.

         Since the consummation of the Company's initial public offering of securities (the "IPO")during January 1998, the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned businesses. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience, earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each financing business line.

         Effective September 30, 1999, the Company, through its Travelers Acquisition Co. subsidiary ("TAC"), consummated its largest acquisition to date, Travelers Investment Corporation, a California-based provider of specialty consumer financing ("Travelers"). Travelers has been engaged for over 25 years in the acquisition, management, servicing and collection of individual consumer contracts. At the time of its acquisition, Travelers had an established loan portfolio of approximately $36 million in gross consumer receivables. Travelers operates under the Company's ACFG subsidiary.

         In consideration for its purchase of all of the outstanding stock of Travelers, the Company paid Travelers' stockholders an aggregate of $20 million, $15 million in cash at closing, with the remaining $5 million taking the form of three year 10% promissory notes of TAC. To secure TAC's obligations under the $5 million notes, TAC granted Travelers' former stockholders a subordinated security interest in all of Travelers' assets and pledged, on a subordinated basis, all of Travelers' stock. The Company has guaranteed all of TAC's obligations under the $5 million notes.

         While the Company has only a limited operating history in the accounts receivable factoring and traditional financing business lines, the Company has more seasoned experience in the equipment leasing business.

         The Company was incorporated under the laws of the State of Delaware on May 2, 1990. In August 1998, the Company changed its name to Finantra Capital, Inc. The Company's principal executive offices are located at 150 South Pine Island Road, Suite 500, Plantation, Florida 33324, and its telephone number is
(954) 577-9225.

AMERI-CAP BUSINESS FINANCE GROUP OPERATIONS

         FACTORING OPERATIONS

                  The Company's factoring operations are conducted through its Ameri-Cap Factors Group, Inc. subsidiary ("Ameri-Cap Factors"). Ameri-Cap Factors' business consolidates the operations of the Company's Ameri-Cap Commercial Asset Finance Group, Inc., American Factors Group, Inc. and AmeriCap Retail Factors, Inc. subsidiaries, and focuses on the discounted purchase of approved accounts receivable. These receivables are limited, principally, to credit insured and other relatively low-risk accounts receivables. Ameri-Cap Factors recently has expanded operations to include traditional factoring, i.e., providing small-to-medium sized companies with capital through the discounted purchase of their accounts receivable.

         Ameri-Cap Factors' business consists, generally, of Ameri-Cap Factors entering into an accounts receivable factoring and security agreement with a client which obligates the client to sell to Ameri-Cap Factors a minimum amount of accounts receivable each month (or a minimum amount of receivables during the term of the agreement), usually has a term of not less than one year, and is automatically renewable. When making an advance collateralized by inventory, equipment, real estate or other assets, Ameri-Cap Factors enters into such additional agreements with the client, and, if appropriate, third parties, as Ameri-Cap Factors deems necessary or desirable based on the type of collateral securing the advance. Ameri-Cap Factors purchases accounts receivable from its clients at a discount from face value and usually requires the client's customers to make payment on the receivables directly to Ameri-Cap Factors. Ameri-Cap Factors also takes a lien on all accounts receivable of the client and, whenever available, blanket liens on all of the client's other assets (some or all of which liens may be subordinate to other liens) to secure the client's obligations. When making an advance, Ameri-Cap Factors generally takes a first lien on the specific collateral securing the advance. Ameri-Cap Factors almost always requires personal guaranties (either unlimited or limited to the validity and collectibility of purchased accounts receivable) from each client's principals. Although AmeriCap Factors obtains, when available, credit insurance underwritten by credible insurance companies, and as much collateral as possible, there can be no assurance that the collateral obtained will be sufficient to protect Ameri-Cap Factors against loss.

         For purposes of providing Ameri-Cap Factors with the capital necessary to finance its factoring operations, the Company, through its American Factors Group, Inc. subsidiary, entered into a $7 million credit facility (the "Factoring Facility") with FINOVA Capital Corporation ("FINOVA"). Advances under the Factoring Facility are secured by the pledge to FINOVA of all of American Factors Group, Inc.'s receivables, all other Ameri-Cap Factors' receivables acquired with advances under the Factoring Facility and the Company's guaranty.

         LEASING OPERATIONS

         The Company's equipment leasing operations, i.e., the business of acquiring, originating, selling and servicing equipment leases, are conducted through its Ameri-Cap Leasing Corp. subsidiary ("Ameri-Cap Leasing"). The equipment leased by Ameri-Cap Leasing generally has a purchase price of less than $250,000. As such, Ameri-Cap Leasing's leases are commonly referred to as "small ticket leases." Ameri-Cap Leasing currently funds the acquisition or origination of its leases from its working capital. Ameri-Cap Leasing has established strategic alliances with a network of independent leasing companies, lease brokers and equipment vendors, each of which acts as a source from which Ameri-Cap Leasing obtains access to equipment leases. Ameri-Cap Leasing customizes lease financing products to meet the specific equipment financing needs of its sources.

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

         Substantially all equipment leases acquired or originated by Ameri-Cap Leasing are non-cancelable. During the term of the lease, Ameri-Cap Leasing generally receives scheduled payments sufficient, in the aggregate, to cover Ameri-Cap Leasing's borrowing costs and the costs of the underlying equipment, and to provide Ameri-Cap Leasing with an appropriate profit margin. The initial non-cancelable term of the lease is equal to or less than the equipment's estimated economic life and a small portion of Ameri-Cap Leasing's leases provide Ameri-Cap Leasing with additional revenues based on the residual value of the equipment financed at the end of the initial term of the lease. Initial terms of the leases in the Ameri-Cap Leasing's portfolio generally range from 12 to 60 months.

AMERI-CAP CONSUMER FINANCE GROUP OPERATIONS

         RETAIL SPECIALTY FINANCE OPERATIONS

         The Company's emergence into the retail specialty finance industry was solidified by the Company's acquisition, through its TAC subsidiary, of Travelers during late 1999. Travelers conducts business, principally, through four operating subsidiaries, Travelers Acceptance Corporation ("Acceptance"), Travelers Leasing Corporation ("TLC"), Trace Credit Service ("Trace") and Traveler's Data Services ("TDS"). Acceptance, generally, purchases, services and collects installment consumer contracts from originators. Acceptance currently services approximately 200 organizations, with a total portfolio value of approximately $40 million in consumer promissory notes, comprising over 21,000 individual accounts. TLC, generally, provides niche based leasing solutions to a variety of businesses. Trace, generally, provides debt collection services to third-party clients. Trace currently serves approximately 100 clients and has in its portfolio approximately $50 million in recoverable and collectible non-performing receivables. TDS, generally, provides for the billing and servicing of individual consumer accounts for third-party clients. TDS currently services approximately $80 million of consumer promissory notes.

         The Company believes that Travelers' resources have been, historically, underutilized and that, with the implementation of certain marketing and operating strategies, Travelers' financial performance could be increases materially. Management further believes that the acquisition of Travelers will result in numerous marketing and operating synergies that will result, on a consolidated basis, in revenue and earnings increase for the Company. Management of the Company believes that the acquisition of Travelers should be accretive as a result of both cost savings and revenue expansion. The Company intends to effect initial Travelers' cost reductions by combining Travelers' three existing offices into one location and by updating Travelers' information systems and transitioning it to an Internet access portal. In addition, management of the Company anticipates that the Company can eliminate approximately $1 million annually from Travelers' operating expenses as a direct result of the elimination of certain salary and consulting fees historically paid to certain of Travelers' former stockholders. Management of the Company further anticipates that Travelers' revenues should be enhanced as a result of cross-selling and marketing efforts between Travelers and the Company's other operating divisions.

         In order to provide Travelers with the capital necessary to fund its operations, the Company has entered into a separate $32.5 million credit facility with FINOVA (the "Travelers/FINOVA Facility"). The Travelers/FINOVA Facility has a five year term and bears interest at the rate which, from time to time, is 2% above FINOVA's stated prime rate. Advances under the Travelers/FINOVA Facility are limited, generally, to an amount not to exceed 80% of Travelers' eligible receivables and inventory. Obligations thereunder have been secured by Travelers' grant of a first lien on, and security interest in, all of Travelers' assets and a pledge, on a subordinated basis, of all of the capital stock of Travelers. At the closing of the Company's acquisition of Travelers, approximately $15 million of advances under the Travelers/FINOVA Facility were applied to satisfy indebtedness then owing to Travelers' senior lenders. Each of the Company and TAC has guaranteed all obligations and liabilities under the Travelers/FINOVA Facility.

         In an effort to further solidify the Company's emergence into the retail specialty finance industry, the Company, through its Acceptance and T.A.C. Technology Finance Corp. subsidiaries, during January 2000, entered into a Consumer Finance Contracts Program (the "Program") with Gateway Companies, Inc., a Delaware corporation and New York Stock Exchange company ("Gateway"). Pursuant to the Program, among other things, Gateway has agreed to assign to the Company Gateway customer contracts (the "Contracts") for computers, software, accessories, certain warranties and other related goods and services sold by Gateway or any of its vendors in the ordinary course of Gateway's business (collectively, the "Goods") to consumers for individual, family, personal or household use, and the Company has agreed to accept such assignments of Contracts and finance loans to Gateway's customers to pay Gateway for the Goods being purchased under the Contracts. In general, the Company has agreed to pay Gateway for Contracts for Goods assigned under the Program by Gateway to the Company at a purchase price per Contract equal to the total principal amount to be financed by the Company under such Contract less a negotiated discount. Pursuant to the Program, Gateway has agreed to make commercially reasonable efforts to assign to the Company, and the Company has agreed to make commercially reasonable efforts to accept assignments of Contracts, of not less than a fixed amount per month.

         Pursuant to the Program, Gateway shall offer to the Company all Contracts for Goods involving Gateway customers who satisfy a certain credit profile, subject, however to existing financing programs of Gateway and other limitations and guidelines that Gateway has instituted. The Company, in its sole discretion, shall make all credit decisions as to those Contracts the Company agrees to accept and fund. The Company shall accept an assignment of a Contract approved for funding by the Company in accordance with the Company's credit procedures and the obligation to accept the assignment from Gateway of such Contract shall be in the Company's sole discretion. The Program has a limited term during which time the Company has agreed, in general, not to acquire consumer finance contracts from any other manufacturer of personal computers other than Gateway. Certain exceptions to this prohibition do apply, however. Similarly, Gateway has agreed that during the term of the Program, Gateway will not offer consumer finance programs involving consumer finance contracts on substantially the same terms and conditions and involving substantially the same credit profile to other finance companies, provided that Gateway credit financing programs existing at the effective date of the Program will not be limited or otherwise affected by the Program.

         The Company has further agreed that it shall service, process, administer and collect all amounts due under assigned Contracts with reasonable care, consistent with accepted servicing practices of prudent lending institutions, at its own expense and without reimbursement from Gateway. The Company shall be responsible for mailing monthly periodic statements to customers whose Contracts have been assigned to, and financed by, the Company, and collecting all amounts due on such Contracts. Pursuant to the Program, Gateway shall be responsible for any marketing or advertising of the Goods and of the Program. The Company has guaranteed all the obligations of the Company under the Program.

         MORTGAGE BANKING OPERATIONS

         The Company's mortgage banking operations are conducted through its Ameri-Cap Mortgage Group, Inc. subsidiary ("Ameri-Cap Mortgage"). Ameri-Cap Mortgage's business consolidates its operations with the operations of the Company's Ameri-Cap Mortgage Lending Corp. and Ameri-Cap Mortgage Services, Inc. subsidiaries.

         Ameri-Cap Mortgage is a licensed mortgage lender engaged in both residential and commercial lending. Ameri-Cap Mortgage's operations focus primarily on conforming and non-conforming loans, subprime credits, home improvement loans, sales finance contracts and debt consolidations.

         In order to provide Ameri-Cap Mortgage with the financial capacity to originate its mortgage loans, the Company has obtained a $10 million warehouse line of credit from Suntrust Bank and a $10 million warehouse line of credit from Republic Bank. The Company anticipates that these warehouse lines will be utilized to fund residential and commercial mortgages.

         INTERNET AND E-COMMERCE OPERATIONS

         During the fourth quarter of the year ended December 31, 1999 and continuing through the first quarter of the year ending December 31, 2000 ("Fiscal 2000"), the Company expended considerable efforts and capital in developing and marketing its e-commerce enablement operations and creating Internet portals. In this regard, the Company, for nominal consideration, acquired an approximate 49.5% interest in FunU.com, an unaffiliated entity engaged in the development of Internet portals primarily targeted to major university students. In addition, the Company, in conjunction with its acquisition of Travelers and its entering into the Program with Gateway, has continued its development of its on-line, instantaneous credit approval and loan processing capabilities.

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

EMPLOYEES

         The Company, on a consolidated basis, currently employs approximately 165 full-time employees. Approximately ten of these employees are executive officers, approximately 25 are administrative staff, approximately 50 are sales and marketing personnel and approximately 80 are support staff. None of the Company's employees are represented by a union or subject to any collective bargaining agreements. The Company believes that its workforce is adequate to meet the Company's reasonably foreseeable requirements and that its relationship with its employees is good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently owns no real property and conducts its business from facilities leased to it by unaffiliated third parties in Plantation, Boca Raton and Lake Worth, Florida, Carlsbad, California and Bainbridge Township, Ohio. The Company's principal place of business is located in Plantation, Florida. Pursuant to its lease for the Plantation property, which has an initial term expiring in 2004, the Company rents approximately 9,800 square feet of office space in consideration for annual rents currently set at approximately $16,750 per year, gradually escalating over the lease term to approximately $18,850 during the last year of the initial lease term. The Company is also obligated to pay the landlord for these premises the Company's proportionate share of all operating costs, expenses and taxes. The Company believes these premises are well maintained and adequate to meet the Company's needs for the foreseeable future.

         The Company's subsidiaries do not own any real property and conduct their respective businesses from facilities leased to them, at market rates, by unaffiliated persons. The Company believes that such leased facilities are adequate for its subsidiaries' reasonably foreseeable operations.

         The following table highlights the monthly rent payable by the Company for its other leased facilities and the amount of space rented:

LOCATION                                MONTHLY RENT                            SQUARE FOOTAGE RENTED
--------                                ------------                            ---------------------
Boca Raton, Florida                        $ 5,225                                       2,200
Lake Worth, Florida                        $ 5,256                                       3,500
Carlsbad, California                       $30,518                                      19,438
Bainbridge Township, Ohio                  $ 2,700                                       2,400

ITEM 3.  LEGAL PROCEEDINGS

         At this time, the Company is not a party to any pending or threatened legal proceeding involving it or any of its assets, the resolution of which, in management's opinion, would have a material adverse effect on the Company's operations or financial condition, other than ordinary, routine litigation incidental to its business, none of which, individually, would have a material adverse effect on the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         Since January 1998, the Company's Common Stock and Common Stock Purchase Warrants (the "Warrants") have traded in the over-the-counter market and been quoted on the OTC Electronic Bulletin Board maintained by NASDAQ under the symbols "FANT" and "FANTW", respectively. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $5.75 at any time until July 22, 2002.

         The following table sets forth the reported high and low bid quotations on the Electronic Bulletin Board for the Common Stock and Warrants of the Company, respectively, for the periods indicated. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions or necessarily represent actual transactions.

COMMON STOCK                                    HIGH           LOW
------------                                    ----           ---

1998

January 1, 1998 - March 31, 1998                $7.25          $2.75
April 1, 1998 - June 30, 1998                    5.13           1.00
July 1, 1998 - September 30, 1998                2.88           1.63
October 1, 1998 - December 31, 1998              3.00           2.00

1999

January 1, 1999 - March 31, 1999                $3.75           2.75
April 1, 1999 - June 30, 1999                    5.13           2.88
July 1, 1999 - September 30, 1999                5.00           3.25
October 1, 1999 - December 31, 1999              4.00           2.00


WARRANTS

1998

January 1, 1998 - March 31, 1998                 *              *
April 1, 1998 - June 30, 1998                    *              *
July 1, 1998 - September 30, 1998                *              *
October 1, 1998 - December 31, 1998            $0.10          $0.04

1999

January 1, 1999 - March 31, 1999                $0.19          $0.10
April 1, 1999 - June 30, 1999                    0.81           0.19
July 1, 1999 - September 30, 1999                0.69           0.25
October 1, 1999 - December 31, 1999              0.38           0.19
--------------
*  The Warrants did not trade during this period.

         At March 29, 2000, there were approximately 420 holders of record of the Company's Common Stock and approximately 80 holders of record of Warrants. Since a substantial percentage of the Company's Common Stock and Warrants are held in street name, the Company believes that there are substantial additional beneficial holders of the Common Stock and Warrants.

         The Company has never declared any cash dividends with respect to its shares of Common Stock and does not anticipate that dividends will be declared in the foreseeable future, as all available cash will be utilized to expand the Company's business. The Company's future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant criteria.

         During the fourth quarter of the fiscal year ended December 31, 1998, management of the Company learned that certain circumstances relating to the manner in which the Company's securities were offered in the IPO in Texas and Florida may have been inconsistent with such states' respective blue sky laws. In addition, management of the Company concluded that various procedural and administrative matters relating to the IPO should have been disclosed during the period that the IPO was being marketed, rather than following the consummation of the IPO, as the Company did. These disclosures, relating principally to non-cash IPO subscriptions and subscription loans made by an affiliate of the Company, were made by the Company in the Liquidity and Capital Resources subsection to the Managements' Discussion and Analysis of Financial Condition and Results of Operations section to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. As a consequence thereof, the Company, during the 30-day period ended January 22, 1999, provided the purchasers of the Company's securities in the IPO with the opportunity to rescind their IPO purchase in consideration for, generally, their IPO investment price (the "Rescission Offer"). At the expiration of the Rescission Offer, the Company had received valid written acceptances from the holders of approximately 54,000 shares of Common Stock and approximately 20,000 Warrants acquired in the IPO, resulting in a cash redemption obligation which was satisfied by the Company out of its working capital of approximately $300,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a diversified, multi-faceted specialty finance company principally engaged in lending activities related to accounts receivable factoring, equipment leasing, mortgage banking, consumer finance and other types of specialty financing. The Company also provides accounting and collections services to other entities. The Company's business is conducted, generally, through two principal operating arms - the Company's commercial asset business finance group, and the Company's consumer finance group. The commercial asset business finance group, operating under the umbrella of the Company's ABFG holding company subsidiary, specializes, principally, in accounts receivable factoring and equipment leasing. The consumer finance group, operating under the umbrella of the Company's ACFG holding company subsidiary, specializes, principally, in mortgage banking and other retail specialty financing lines.

         The Company's emergence into the retail specialty finance industry was solidified by the Company's acquisition, its largest to date, through the Company's TAC subsidiary, of Travelers, as of September 30, 1999. Travelers is a California-based specialty consumer finance company which, for the past 25 years, has been engaged, generally, in the acquisition, management, servicing and collection of individual consumer contracts. Travelers operates under the Company's ACFG consumer finance group umbrella.

         In addition to its commercial asset finance and consumer finance arms, the Company also established in Fiscal 1999 an Internet financial services company subsidiary, FIS, as a platform for the distribution of financial products and services, in particular, residential mortgages, through the Internet.

         Since the consummation, during January 1998, of the Company's IPO, the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned business segments. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each business line. Having established operations in each of its commercial assets business finance and consumer finance arms, the Company's current principal strategy for making its operations more profitable is to bundle (or combine and package) financial products and services. The Company believes that by bundling products and services, it will be positioned to more effectively compete since, as the volume of the transactions it handles increases, the more likely the Company will have access to less costly leasing, factoring, mortgage banking and retail consumer financing lines.

         In an effort to further solidify the Company's emergence into the retail specialty finance industry, the Company, during January 2000, entered into the Program with Gateway. Pursuant to the Program, among other things, Gateway has agreed to assign to the Company Contracts for Goods, and the Company has agreed to accept such assignments of Contracts and finance loans to Gateway's customers to pay Gateway for the Goods being purchased under the Contracts.

RESULTS  OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

         For the year ended December 31, 1999 ("Fiscal 1999"), the Company generated revenues of $11,604,014, an increase of $1,869,074, or approximately 19%, from revenues of $9,734,940 for the year ended December 31, 1998
("Fiscal 1998"). This increase in revenues was primarily the result of the fullscale initiation by the Company, during Fiscal 1999, and the resulting approximately $2.7 million increase in broker fees and gains on sales of mortgage loans, of the Company's mortgage banking operations. In addition, for Fiscal 1999, the Company recorded an approximate $2.5 million increase in finance income attributable to three months of Travelers' operations, and an approximate $600,000 increase in each of factoring, servicing and consulting revenues. During Fiscal 1998, the Company had not yet fully commenced its mortgage banking operations or owned Travelers. These increases in mortgage banking, finance, factoring, servicing and consulting revenues effectively offset an approximate $3 million decrease from Fiscal 1998 results in revenues generated from the Company's equipment leasing and other financial services operations. These decreases are attributable principally to the shift in emphasis in the Company's business during Fiscal 1999 and the restructuring of the Company's equipment leasing operations into its factoring operations and its downsizing the amount of business, and consequently, revenues , generated from providing back office accounting operations to unaffiliated entities.

         During Fiscal 1999, the Company incurred an increase of $2,807,759 , or approximately 26%, in total operating costs and expenses over Fiscal 1998 figures. This increase was principally the result of the Company's expansion and full-scale initiation, and the costs attendant thereto, during Fiscal 1999, of the Company's overall business plan and, in particular, its accounts receivable factoring, mortgage banking and retail consumer finance (Travelers) operations. As a consequence thereof, the Company incurred an approximate $1 million increase during Fiscal 1999 in interest and other expenses incurred as a result of the Company's significantly greater utilization of its credit facilities to generate factoring, financing and mortgage banking revenues. Theses increases in expenses more than offset the approximate $624,000 decrease in the provision for credit losses recorded for Fiscal 1999 as compared to Fiscal 1998. The decrease in the provision for credit losses is due to the change in the composition of the finance receivables during Fiscal 1999, including the receipt by the Company of additional collateral for certain individually significant receivables.

         As a consequence of the foregoing, the Company recorded a net loss of $1,880,846 for Fiscal 1999, as compared to a net loss of $898,081 for Fiscal 1998. When combined with the provision for dividends with respect to shares of the Company's Series A and Series C Convertible Preferred Stock, the Company incurred a net loss applicable to common shareholders for Fiscal 1999 of $2,358,396, or approximately $0.34 per share, as compared to a net loss applicable to common shareholders for Fiscal 1998 of $1,192,685, or approximately $0.32 per share.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company had total assets of $66,535,520, as compared to total assets of $13,618,188 at December 31, 1998. This significant increase in total assets is directly the result of the acquisition of Travelers. The acquisition of Travelers has been accounted for under the purchase method of accounting. Approximately $47 million of assets included on the Company's balance sheet at December 31, 1999 are Travelers' assets. Without giving effect to the Traveler's acquisition, the modest increase in the Company's assets for December 31, 1999 (approximately $5.9 million), is a product of the increased number of other consumer retail loans, equipment leases, factored accounts receivable, loans held for resale and related financial instruments originated or underwritten by the Company during Fiscal 1999. The approximate $10.9 million of goodwill, net, recorded on the Company's balance sheet at December 31, 1999 represents the premium over the fair value of net assets acquired by the Company in connection with its acquisitions of its operating divisions. Approximately $8.9 million of this goodwill figure was generated from the Travelers' acquisition. The Company anticipates that the future earnings of the acquired companies will offset the amortization associated with the recording of this goodwill.

         At December 31, 1999, the Company had total liabilities of $47,372,402, as compared to total liabilities of $6,102,015 at December 31, 1998. This significant increase in total liabilities was directly the result of the Company's acquisition of Travelers. Approximately $37 million of the Company's liabilities at December 31, 1999 are Travelers' liabilities or lines of credit obtained by the Company to finance Travelers' operations. Without giving effect to the Travelers acquisition, the increase in liabilities from December 31, 1998 (approximately $4 million) is a direct result of the Company's increased borrowings under its other interest bearing credit facilities, including under the Suntrust Bank and Republic Bank warehouse facilities and the Factoring Facility, rather than financing internally out of its working capital, amounts necessary to fund the Company's mortgage banking, consumer finance and accounts receivables factoring operations.

         At December 31, 1999, the Company had total stockholders' equity of $19,163,118, as compared to total stockholders' equity of $7,499,084 at December 31, 1998. The increase from December 31, 1998 stockholders' equity is attributable to the issuance by the Company of shares of its Common Stock and Series C Preferred Stock, net of the net loss incurred.

         The Company's anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for the next
12 months from working capital, cash flow and its interest-bearing credit facilities, including the Travelers/FINOVA Facility. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital, cash flow and availability under existing credit facilities prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. Except as set forth above or elsewhere in this Annual Report on Form 10-KSB, the Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or proposed expansion or to otherwise significantly curtail or cease operations.

         As reported elsewhere in this Annual Report on Form 10-KSB and in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, in consideration for its purchase of Travelers, the Company paid Travelers' stockholders an aggregate of $20 million, $15 million of which was paid in cash at closing of the acquisition (the "Closing"), with the remaining $5 million purchase price taking the form of three-year 10% promissory notes (the "Notes") of TAC. The Notes require a $500,000 principal payment during the first year following the Closing amortized in twelve equal monthly installments, a $500,000 lump sum payment during the 13th month following the Closing, with the remaining $4 million being amortized over the next 24 months in equal monthly installments. To secure TAC's obligations to Travelers' former stockholders under the Notes, TAC granted such former stockholders a subordinated security interest in all of Travelers' assets and pledged, on a subordinated basis, all of the capital stock of Travelers. The Company has also guaranteed all of TAC's obligations under the Notes.

         The $15 million cash payment made to the stockholders of Travelers at the Closing was funded by the Company as follows: approximately $5.4 million from advances made under the Travelers/FINOVA Facility, $3.5 million from the sale by the Company at the Closing, to certain accredited investors in an arm'slength, privately negotiated transaction, of an aggregate of 3,500 shares of the Company's Series C 6% Convertible Preferred Stock (the "Series C Preferred Stock") and related Common Stock Purchase Warrants (the "Preferred Warrants"), $3.65 million from a 12-month secured loan made to TAC by BH Interim Funding, L. P., approximately $2.0 million from the sale by the Company, during October 1999, of 860,000 shares of the Company's common stock at $2.33 per share to two accredited investors in an arm's-length, privately negotiated transaction, $500,000 from a 90-day unsecured loan, bearing interest at the rate of 10% per annum, advanced to the Company in an arm's-length, privately negotiated transaction from an unaffiliated person, and $150,000 from the Company's working capital. The $500,000 90-day unsecured loan has been repaid by the Company.

         The Travelers/FINOVA Facility is in the principal amount of $32.5 million, has a five-year term and bears interest, payable monthly, at the rate which, from time to time, is 2% above FINOVA's stated "prime rate." Advances under the Travelers/FINOVA Facility are limited, generally, to an amount not to exceed 80% of Travelers' eligible receivables and eligible inventory (each as defined). TAC's obligations under the Travelers/FINOVA Facility have been secured by TAC's grant of a first lien on, and security interest in, all of Travelers' assets, and a pledge, on a subordinated basis, of all of the capital stock of Travelers. In addition, the Company has guaranteed all of TAC's obligations and liabilities under the Travelers/FINOVA Facility. At the Closing, the Company and TAC applied approximately $15 million of advances under the Travelers/FINOVA Facility to satisfy and discharge all indebtedness then owing by Travelers to Travelers' senior lenders.

        Concurrently with the Closing, the Company also issued and sold, in an arm's-length, privately negotiated transaction with certain accredited investors, in consideration for $3.5 million, an aggregate of 3,500 shares of the Company's Series C Preferred Stock. In connection therewith, the Company also issued to the purchasers of the Series C Preferred Stock (or their designees) Preferred Warrants entitling the holders thereof the right to acquire, in the aggregate, up to 700,000 shares of the Company's Common Stock. The Preferred Warrants are exercisable at any time within the five-year period immediately following the Closing at an exercise price of $3.28 (such price being the closing sale price for shares of the Company's Common Stock on the Electronic Bulletin Board maintained by NASDAQ (the "Bulletin Board") on the date of the Closing). The Preferred Warrants, generally, contain customary terms and provide for adjustment in the number of shares of Common Stock issuable upon the exercise of such Warrants in the event the Company takes any action prior to the exercise of such Preferred Warrants that may be dilutive to the holders of such Preferred Warrants.

         Shares of the Company's Series C Preferred Stock accrue dividends, payable quarterly (to the extent legally sufficient funds are then available to the Company), at an annual rate of $60.00 per share. All regularly declared but unpaid dividends cumulate. Holders of shares of Series C Preferred Stock are not entitled to vote on any matter affecting the Company stockholders, except as may be required by law. Holders of the Series C Preferred Stock are entitled to a $1,000.00 per share liquidation preference (together with all accrued and unpaid dividends) over the holders of the Company's Common Stock in the event of liquidation, dissolution or winding up. The shares of Series C Preferred Rank rank pari passu with the outstanding shares of Series A and Series B preferred stock of the Company in the event of liquidation, dissolution or winding up. After the satisfaction of all indebtedness of the Company, holders of Series C Preferred Stock would then receive any remaining assets in priority to holders of the Company's Common Stock and on a pari passu basis with the holders of the Company's Series A and Series B preferred stock.

         Shares of Series C Preferred Stock are convertible into shares of the Company's Common Stock at any time at the option of the holder as follows: if conversion is requested prior to the expiration of the 180- day period immediately following the Closing, the holder shall be entitled to that number of shares of Common Stock as equals the quotient of (i) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock DIVIDED BY (ii) $3.28 (such price being the average closing price on the Bulletin Board for shares of the Company's Common Stock for the three trading days immediately preceding the Closing (the "Initial Conversion Price"); if conversion is requested at any time following the 180-day period immediately following the Closing, the holder shall be entitled to that number of shares of Common Stock as equals the quotient of
(y) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock DIVIDED BY (z) the lesser of (A) the Initial Conversion Price and (B) the product of (1) 80% MULTIPLIED BY (2) the closing price on the Bulletin Board (or the exchange upon which shares of the Company's Common Stock on the trading day immediately preceding the date that conversion is requested are listed).

         In addition, if, on the 180th day immediately following the Closing, the closing price on the Bulletin Board (or the exchange upon which shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock is not equal to or greater than twice the Initial Conversion Price, the Company will issue to each holder of the Series C Preferred Stock, such number of shares of Common Stock of the Company as is equal to the difference between (i) the quotient of (a) the aggregate liquidation preference (plus all accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock DIVIDED BY (b) the Initial Conversion Price and (ii) the quotient of (A) the aggregate liquidation preference (plus accrued and unpaid dividends) attributable to such holder's shares of Series C Preferred Stock DIVIDED BY (B) the product of (1) 80% MULTIPLIED BY (2) the Initial Conversion Price.

         Notwithstanding the foregoing, in the event a holder of Series C Preferred Stock requests conversion at a time when the Per Share Market Value (as defined) of the shares of the Company's Common Stock is less than $3.00, the Company shall have the right but not the obligation, to redeem all such holder's shares of Series C Preferred Stock by paying to such holder, in cash, a redemption price equal to 120% of the aggregate liquidation preference attributable to the shares of Series C Preferred Stock for which conversion has been requested together with accrued and unpaid dividends.

         Concurrently with the Closing, the Company also caused TAC to enter into a loan and security agreement with BHC Interim Funding, L. P., an unaffiliated entity ("BHC"), pursuant to which, among other things, BHC advanced TAC $3.5 million (the "BHC Loan"). The BHC Loan has a term of 12 months and bears interest at the rate of 13.5% per annum. The BHC Loan requires monthly interest payments and one balloon payment of principal at maturity. TAC's obligations to BHC under the BHC Loan have been secured by TAC's grant to BHC of a first lien on, and security interest in, all of the capital stock of Travelers and a subordinated security interest covering all of the assets of Travelers. In connection with the BHC Loan, the Company issued to BHC a warrant entitling BHC to purchase up to 4.28% of the common stock of the Company during the five year period immediately following such warrant's issuance, at an exercise price of $3.50 per share (such price being the average closing price on the Bulletin Board for shares of the Company's Common Stock for the 20 trading day period immediately preceding the Closing) (the "Finantra Warrant").

         In addition, TAC issued to BHC warrants (the "TAC Warrants") which provide that if the BHC Loan is not paid in full within the six-month period immediately following the Closing, then BHC shall be issued additional TAC Warrants entitling BHC to purchase up to an additional 3% of the common stock of TAC at an exercise price of $.01 per share. In such event, the Finantra Warrant similarly provides that BHC shall be issued additional Finantra Warrants entitling BHC to purchase up to an additional 1% of the Common Stock of the Company at an exercise price equal to the lesser of (i) $3.50 (the average closing price on the Bulletin Board for shares of the Company's Common Stock for the five trading day period immediately preceding the Closing) and (ii) the average closing price for shares of the Company's Common Stock on the Bulletin Board (or such exchange as shares of the Company's Common Stock may then be listed) for the five trading day period immediately preceding the six-month anniversary of the Closing. If the BHC Loan is not paid in full within the nine month period immediately following the Closing, then BHC will further be issued
(a) TAC Warrants entitling BHC to purchase up to an additional 3% of the common stock of TAC at an exercise price of $.01 per share and (b) Finantra Warrants entitling BHC to purchase up to an additional 1.5% of the Common Stock of the Company at an exercise price equal to the lesser of (i) $3.50 and (ii) the average closing price on the Bulletin Board (or such exchange as shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock for the five trading day period immediately preceding the nine-month anniversary of the Closing. In such event, TAC and the Company also will be jointly and severally liable to BHC for an additional transaction fee in the amount of $182,500.

         The TAC Warrants further grant BHC the right to put back to TAC 25% of BHC's then unexercised TAC Warrants upon the earlier of repayment in full of the BHC Loan or the maturity of its term, for $100,000 if such put right is exercised after the 180th day immediately following the Closing, but on or before the 270th day immediately following the Closing, and $230,000 if such put right is exercised after the 270th day following the Closing. In addition, beginning on the second anniversary of the Closing, BHC has the right to put to the Company the balance of its unexercised TAC Warrants in exchange for (i) the higher of (a) a cash payment equal to $92,000 per 1% of Travelers' common stock or (b) a cash payment representing the fair market value of such TAC Warrants or
(ii) registered shares of the Company's Common Stock valued at the lesser of $3.50 and the average closing price on the Bulletin Board (or such exchange as shares of the Company's Common Stock may then be listed) for shares of the Company's Common Stock for the five trading day period immediately preceding the exercise of the relevant put right described herein.

         The Company has granted BHC customary registration and other rights with respect to the shares of the Company's Common Stock issuable upon the exercise of the Finantra Warrant.

         In addition, the BHC Loan contains significant monetary penalties in the event it is not paid in full within the 12-month period immediately following the Closing. The BHC Loan has not yet been repaid by the Company.

         In addition, subsequent to December 31, 1999, the Company issued and sold, in separate, privately negotiated transactions (at differing per share purchase prices), to approximately 10 accredited investors, an aggregate of approximately 1.9 million restricted shares of Common Stock of the Company in consideration for an aggregate purchase price of approximately $5.4 million.

YEAR 2000 COMPLIANCE

         The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. In order to insulate itself from suffering any such adverse effects after January 1, 2000, the Company, during Fiscal 1999, purchased new software and hardware systems for itself and its subsidiaries. These new systems all carry manufacturers' representations and warranties concerning Year 2000 compliance. To date, all of these systems have functioned properly and the Company has not been adversely impacted by any Year 2000 computer problems. No assurance can be given, however, that the Company's software and hardware systems will not fail in the future. In such event, the Company will be forced to expend such amounts of its working capital as may be necessary to correct its software and hardware systems and implement contingency plans.

ITEM 7.  SELECTED FINANCIAL DATA

         The selected historical financial information of the Company set forth below should be read in conjunction with the audited financial statements of the Company and notes thereto contained elsewhere in this Annual Report on Form 10-KSB.

         The statement of operations data for the year ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 1999, are derived from, and are qualified by reference to, the audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-KSB. The Company has never declared any cash dividends with respect to its shares of Common Stock.

         The required financial statements of the Company are included as part of this Annual Report on Form 10-KSB beginning on page F-1.

STATEMENT OF OPERATIONS DATA :

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                       1999            1998
                                                  ------------    ------------

Total Revenues..................................   $11,604,014    $  9,734,940
Total Costs and Expenses .......................    13,494,991      10,687,232
Net Loss .......................................    (1,880,846)       (898,081)
Net Loss Applicable
  to Common Stockholders .......................    (2,358,396)     (1,192,685)
Net Loss Per
    Common Share ...............................          (.34)           (.32)

BALANCE SHEET DATA:

                                                          AT DECEMBER 31,
                                                  ----------------------------
                                                       1999            1998
                                                  ------------    ------------

Total Assets ...................................  $ 66,535,520    $ 13,618,188
Total Liabilities ..............................    47,372,402       6,102,015
Stockholders' Equity ...........................    19,163,118       7,499,084

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 24, 2000, the Company engaged PricewaterhouseCoopers LLP as its principal accountants to replace its former principal accountants, Daszkal, Bolton, Manela, Devlin & Co. The decision to change accountants was approved by the Audit Committee of the Company. Neither of the reports of the former principal accountants on the financial statements of the Company for the fiscal year ended December 31, 1998 or 1997 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principles.

         During the fiscal years of the Company ended December 31, 1998 and 1997 and the subsequent interim period through January 24, 2000, there was no disagreements with the Company's former accountants on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

         During the fiscal years of the Company ended December 31, 1998 and 1997 and the subsequent interim period through January 24, 2000, the Company did not consult with PricewaterhouseCoopers LLP regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2). Daszkal, Bolton, Manela, Devlin & Co. has furnished the SEC with a letter stating that it agrees with the statements made by the Company in this Item 8.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FINANTRA CAPITAL, INC.

Date: March 30, 2000                              BY: /s/ ROBERT D. PRESS
                                                  -----------------------------
                                                    Robert D. Press, President

        In accordance with the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                               DATE
---------                           -----                                               ----

/s/ ROBERT D. PRESS                 Chairman of the Board                               March 30, 2000
-------------------                 of Directors and Chief Executive
Robert D. Press                     Officer

/s/ CHARLES LITT                    President and Director                              March 30, 2000
---------------------
Charles Litt

/s/ MAYNARD HELLMAN                 Director                                            March 30, 2000
---------------------
Maynard Hellman

/s/ ARTHUR J. PRESS                 Director                                            March 30, 2000
---------------------
Arthur J. Press

/s/ EVALDO F. DUPUY                 Director                                            March 30, 2000
---------------------
Evaldo F. Dupuy

/s/ THOMAS W. DWYER                 Director                                            March 30, 2000
---------------------
Thomas W. Dwyer

/s/ ALYCE B. SCHREIBER              Executive Vice President,                           March 30, 2000
---------------------               Secretary and Director
Alyce B. Schreiber



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----
Consolidated Financial Statements:
     Reports of Independent Certified Public Accountants                F-2
     Consolidated Balance Sheet at December 31, 1999                    F-4
     Consolidated Statement of Operations for each of the two years
       in the period ended December 31, 1999                            F-5
     Consolidated Statements of Changes in Stockholders' Equity for
       each of the two years in the period ended December 31, 1999      F-6
     Consolidated Statements of Cash Flows for each of the two years
       in the period ended December 31, 1999                            F-7
     Notes to Consolidated Financial Statements                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Finantra Capital, Inc.


In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Finantra Capital, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Ameri-Cap Mortgage Group, Inc., an 80%-owned subsidiary, which statements reflect total assets of $7.7 million at December 31, 1999 and total revenues of $3.2 million for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Ameri-Cap Mortgage Group, Inc., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Ft. Lauderdale, Florida
March 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Finantra Capital, Inc. and subsidiaries

We have audited the consolidated balance sheets of Finantra Capital, Inc.
and subsidiaries, as of December 31, 1998, and the related accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Finantra Capital, Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finantra Capital, Inc. and subsidiaries, as of December 31, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Daszkal Bolton Manela Devlin & Co.
Boca Raton, Florida
March 12, 1999

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                      ASSETS

Cash and cash equivalents                                                $  1,214,315
Certificate of deposit-restricted                                           1,450,000
Loans available for sale                                                    6,065,166
Finance receivables, net                                                   38,172,653
Lease receivables, net                                                      1,232,854
Other receivables, net                                                        668,661
Due from related parties                                                    1,756,474
Property and equipment, net                                                   573,810
Goodwill, net                                                              10,998,940
Other assets                                                                4,402,647
                                                                         ------------
    Total assets                                                         $ 66,535,520
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                                    $  2,657,068
Client reserves                                                             4,030,180
Client payouts                                                              1,251,541
Credit balances of factoring clients                                          840,632
Lines of credit                                                            29,843,029
Notes payable and other interest bearing obligations                        8,610,309
Notes payable - related parties                                                30,000
Capital leases                                                                109,643
                                                                         ------------
    Total liabilities                                                      47,372,402
                                                                         ------------
Commitments and contingencies (Note 20)


Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
  3,231,784 issued:
  Series A redeemable convertible preferred stock,
    2,728,004 shares issued and outstanding                                    27,279
  Series B convertible preferred stock, $.01 par value,
    500,000 shares authorized; 500,000 shares issued and outstanding            5,000
  Series C 6% convertible preferred stock, $.01 par value,
    3,800 shares authorized; 3,780 shares issued and outstanding                   38
Common Stock, $.01 par value, 50,000,000 shares authorized;
  9,329,114 shares issued and outstanding                                      93,291
Additional paid-in capital                                                 25,388,036
Accumulated deficit                                                        (6,350,526)
                                                                         ------------
    Total stockholders' equity                                             19,163,118
                                                                         ------------
    Total liabilities and stockholders' equity                           $ 66,535,520
                                                                         ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                   1999              1998
                                                               ------------      ------------
REVENUES:
Broker fees and gains on sales of mortgage loans               $  3,222,823      $    529,137
Finance income                                                    2,716,763           276,199
Factoring fee income                                              1,476,019           889,791
Leasing income                                                      367,458         3,440,434
Servicing income                                                    682,611                --
Consulting and advisory fees                                        972,000           308,470
Medical billing fees                                                531,025           709,521
Other income                                                      1,635,315         3,581,388
                                                               ------------      ------------
     Total revenues                                              11,604,014         9,734,940
                                                               ------------      ------------

EXPENSES:
Compensation and employee benefits                                6,306,211         4,186,001
Consulting and marketing fees                                     1,443,738           230,031
Leasing and equipment cost                                               --         3,189,162
Occupancy and equipment                                           1,767,899           370,326
Legal and accounting                                                455,350                --
Interest expense                                                  1,389,295           201,276
Provision for credit losses                                         482,727         1,107,269
Indirect loan expenses                                              420,006                --
Other expenses                                                    1,229,765         1,403,167
                                                               ------------      ------------
     Total expenses                                              13,494,991        10,687,232
                                                               ------------      ------------
     Loss before income taxes and minority interest              (1,890,977)         (952,292)
Income tax benefit                                                      355            65,960
Minority interest in net (income) loss of consolidated
 subsidiaries                                                         9,776           (11,749)
                                                               ------------      ------------
    Net loss                                                     (1,880,846)         (898,081)
Preferred stock dividends                                          (477,550)         (294,604)
                                                               ------------      ------------
     Net loss applicable to common stockholders                $ (2,358,396)     $ (1,192,685)
                                                               ============      ============
Net loss per basic and diluted common share
                                                               $       (.34)     $       (.32)
                                                               ============      ============
Weighted average common shares outstanding
                                                                  6,944,692         3,691,956
                                                               ============      ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                   Preferred Stock         Common Stock                   Additional                     Total
                                 -------------------    -------------------    Treasury    Paid-in     Accumulated    Stockholders'
                                   Shares     Amount     Shares      Amount     Stock       Capital       Deficit       Equity
                                 ---------   -------    ---------   -------    --------  -----------   -----------    -----------
Balance at January 1, 1998       2,958,817   $29,586    2,667,382   $26,674    $     --  $ 6,947,803   $(2,799,445)   $ 4,204,618

Net loss                                --        --           --        --          --           --      (898,081)      (898,081)
Preferred stock dividends               --        --           --        --          --           --      (294,604)      (294,604)
Common stock issued                     --        --       30,000       300          --           --            --            300
Common stock issued for
  acquisitions                          --        --      975,855     9,758          --    3,167,588            --      3,177,346
Common stock issued for
  services                              --        --      412,600     4,126          --      574,854            --        578,980
Preferred stock Series B
  issued                           500,000     5,000           --        --          --      495,000            --        500,000
Private placement, net of
  issuance costs                        --        --           --        --          --      400,578            --        400,578
Repurchase of common stock              --        --           --        --     (34,644)          --            --        (34,644)
Repurchase and retirement
  of common stock                       --        --      (10,000)     (100)         --      (54,900)           --        (55,000)
Common stock rescission                 --        --           --        --          --     (100,000)           --       (100,000)
Sale of common stock, net
  of issuance costs                     --        --       36,290       363          --       19,226            --         19,589
                                 ---------   -------    ---------   -------    --------  -----------   -----------    -----------
Balance at December 31, 1998     3,458,817    34,586    4,112,127    41,121     (34,644)  11,450,149    (3,992,130)     7,499,082
Net loss                                                                                                (1,880,846)    (1,880,846)
Preferred stock dividends               --        --           --        --          --           --      (477,550)      (477,550)
Exercise of warrants for
  common stock                          --        --      140,000     1,400          --      198,170            --        199,570
Common stock issued for
  acquisitions                          --        --    2,417,500    24,175          --    5,858,105            --      5,882,280
Common stock issued for
   services                             --        --      279,600     2,796          --      520,098            --        522,894
Common stock issued for
  debt conversion                                         155,000     1,550                  308,450                      310,000
Preferred stock Series C
  issued                             3,780        38           --        --          --    3,779,962            --      3,780,000
Preferred stock Series A
  converted to common stock       (230,813)   (2,307)      49,637       496                   24,892                       23,081
Private placement, net of
  issuance costs                                        2,039,872    20,399                2,773,780                    2,794,179
Sale of common stock, net
  of issuance costs                     --        --      135,425     1,354          --      369,430            --        370,784
Purchase of treasury stock                                                      (31,150)                                  (31,150)
Issuance of treasury stock                                                       65,794                                    65,794
Issuance of warrants                                                                         105,000                      105,000
                                ----------   -------    ---------   -------  ----------  -----------   -----------    -----------
Balance at December 31, 1999     3,231,784    32,317    9,329,161    93,291          --   25,388,036    (6,350,526)   $19,163,118
                                ==========   =======    =========   =======  ==========  ===========   ===========    ===========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                   1999                1998
                                                              ------------        ------------
Cash flows from operating activities:
   Net loss                                                   $ (2,010,846)       $   (898,081)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                           1,432,176             228,253
         Provision for credit losses                               240,000           1,107,269
         Decrease in due to factoring clients                     (194,498)
         Common stock for services                                                     578,880
   Changes in assets and liabilities:
      Purchase and origination of loans                         (6,065,166)         (1,352,174)
      Decrease in lease receivable                                (276,806)           (286,290)
      Increase (decrease) in accounts payable
        and accrued expenses                                    (2,913,790)            925,431
      Increase in other receivables                               (183,322)           (187,412)
      Increase in other assets                                    (799,633)            (78,898)
      Increase in finance receivables                             (436,937)         (3,247,127)
                                                              ------------        ------------
Net cash used by operating activities                          (11,208,822)         (3,210,149)
                                                              ------------        ------------

Cash flows from investing activities:
   Purchase of subsidiaries                                    (19,447,455)             46,044
   Change in capital lease obligation                              100,314             (76,511)
   Notes acquired for cash                                              --          (1,012,000)
   Decrease in related party loans                                (107,854)           (792,964)
   Decrease in certificate of deposit                               25,000             225,000
   Purchase of fixed assets, net                                (1,240,309)                 --
                                                              ------------        ------------
Net cash used by investing activities                          (20,670,304)         (1,610,431)
                                                              ------------        ------------

Cash flows from financing activities:
   Proceeds from obligations under lines
      of credit                                                 12,249,458           2,643,571
   Proceeds from debt                                            8,197,417             100,000
   Repayment of preferred stock                                                       (322,361)
   Proceeds from issuance of preferred stock                     3,780,000
   Repayments of debt                                               83,334            (166,297)
   Preferred stock dividends                                      (204,375)            420,268
   Issuance of common stock, net                                 3,164,963                  --
   Exercise of warrants for common stock                           199,570             300,000
   Change in related party debt                                   (270,000)            500,000
   Stock issued for acquisitions                                 4,921,314             (89,644)
                                                              ------------        ------------
Net cash provided by financing activities                       32,121,681           3,385,537
                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents               242,555          (1,435,043)
Cash and cash equivalents - beginning of period                    971,760           2,406,803
                                                              ------------        ------------
Cash and cash equivalents - end of period                     $  1,214,315        $    971,760
                                                              ============        ============






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                     1999            1998
                                                                 -------------   -------------

Supplemental disclosures of cash flow
   information:
      Interest paid                                              $  1,003,933      $     74,961
                                                                 ============      ============

Stock issued for acquisitions                                                      $  3,177,346
                                                                                   ============
Acquisition of businesses:
     Fair value of assets acquired                                (34,465,209)
     Liabilities assumed                                           10,498,113
     Stock issued                                                   2,728,530
                                                                 ------------
     Cash paid                                                    (21,238,566)
     Less cash acquired                                             1,791,111
                                                                 ------------
     Net cash paid                                               $(19,447,455)
                                                                 ============


Supplemental schedule of non-cash investing and
  financing activities:
     Exchange of debt obligations for common stock                $   310,000
     Assets acquired for stock                                        150,000
     Exchange of preferred stock for common stock                      23,079
     Exchange of stock for services                                 1,045,788
     Issuance of treasury stock for notes receivable                   34,644







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Finantra Capital, Inc., and subsidiaries (the "Company") is a Delaware corporation headquartered in Plantation, Florida. The Company is a specialty finance company, principally engaged in lending activities related to accounts receivable factoring, equipment leasing, mortgage banking, consumer finance and other types of specialty financing. The Company also provides accounting and collections services to other companies.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts included in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

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

In the normal course of business, the Company encounters significant economic risk: credit risk, market risk and concentration of credit risk. Credit risk is the risk of default on the Company's receivables portfolios that results from a borrowers' inability or unwillingness to make contractually required payments. Market risk includes interest rate risk. The Company is exposed to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest-earning assets. Market risk also reflects the risk of declines in the valuation of loans held for sale, and in the value of the collateral underlying loans. Concentration of credit risk refers to the risk that, if the Company extends a significant portion of its total outstanding credit to borrowers in a specific geographical area or industry or on the security of a specific form of collateral, the Company may experience disproportionately high levels of default and losses if those borrowers, or the value of such type of collateral, is adversely affected by economic or other factors that are particularly applicable to such borrowers or collateral.

CASH AND CASH EQUIVALENTS

The Company considers unrestricted highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LOANS AVAILABLE FOR SALE

Residential mortgage loans originated by the Company which the Company does not presently intend to hold to maturity are designated as loans available for sale and are stated at the lower of cost, after consideration of deferred loan fees and costs, or aggregate market value. Loan origination fees and certain direct loan origination costs are deferred and included in the carrying value. Upon the sale of a loan, the deferred loan fees and costs are included in the gain or loss on sale. Gains and losses on disposal of such loans are computed on a specific identification basis.

FINANCE RECEIVABLES

The Company both originates and acquires finance receivables. Finance receivables include interest-bearing and precompute discount receivables. The face amount of an interest bearing receivable equals the amount of cash loaned or paid to acquire the receivable; unearned interest is not recorded. In a precompute discount receivable, the amount of the cash loaned or paid to acquire the receivable is less than the face amount of the receivable; the difference represents unearned income to be earned over the life of the receivable.

Receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, reduced by an allowance for credit losses, unearned income and net of any deferred fees or costs on originated receivables, or unamortized premiums or discounts on purchased receivables.

Finance income includes origination, commitment, delinquency and rollover fees and prepayment penalties. Origination and commitment fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related receivable. Delinquency fees are recognized when charged, and prepayment penalties are recognized when the receivable is prepaid.

Finance income also includes interest income and the accretion of the discount recorded on discount loans. The discount is accreted into interest income as a yield adjustment using the interest method over the contractual maturity of the finance receivable. In general, when finance receivables become 90 days past due, accretion of the discount and interest income recognition is discontinued.

Factoring fee income represents fees on purchased factoring receivables that are earned over the period services are rendered based on rates stipulated in the factoring agreement.

CONSULTING AND ADVISORY FEES

Consulting and advisory fees are generated by the Company for services rendered in the area of structuring and obtaining financing for other companies.

LEASE RECEIVABLES

Lease receivables are reported as the sum of the minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income and the allowance for credit losses.

Leasing income represents the unearned income which is amortized to income over the life of the underlying lease term using the effective interest method to produce a constant periodic rate of return on the net investment in the lease.

OTHER RECEIVABLES

Other receivables are reported at the contractual amount of the receivable. Interest income is recognized on the accrual method.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that management, based upon an evaluation of known and inherent risks in the finance, lease and other receivables portfolios, considers adequate to provide for credit losses. Management's periodic evaluation of the allowance for credit losses is based on an analysis of the portfolios, taking into consideration historical loss experience, economic conditions and trends, collateral values and other relevant factors. Future adjustments to the allowance for credit losses may be necessary if actual experience differs from the assumptions used by management. Credit exposures deemed to be uncollectible are charged against the allowance for credit losses and recoveries of previously charged off amounts are credited to the allowance for credit losses.

Specific valuation allowances are established for non-homogenous impaired loans in the amount by which the carrying value, before any allowance for loan losses, exceeds the fair value of collateral less costs to dispose on an individual receivable basis. Impairment is evaluated on a pool basis for certain pools of homogenous receivables. The Company considers a loan to be impaired when, based on current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are recognized through an increase in the allowance for credit losses and a corresponding charge to the provision for credit losses.

REPOSSESSED ASSETS

Assets are classified as repossessed assets and included in other assets when physical possession of the collateral is taken. Subsequent to repossession, repossessed assets are carried at fair value less costs to sell.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is provided by the straight-line method over the estimated useful lives of the assets, ranging from 3 to 7 years.

GOODWILL AND OTHER INTANGIBLES

Net assets of companies acquired in purchase business combinations are recorded at fair value at the date of acquisition. Identified intangibles are amortized over the period benefited. Goodwill is amortized on a straight-line basis over a period not to exceed 15 years. The recoverability of goodwill and other intangibles is evaluated if events or circumstances indicated a possible impairment. Such evaluation is based on various analyses, including undiscounted future cash flow projections. Additionally, the Company periodically evaluates the amortization periods to determine whether events or circumstances warrant revised amortization periods.

The results of operations of purchased companies are included in the Company's results of operations from the date of acquisition.

INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company's investments in unconsolidated entities are accounted for under the cost or equity method, generally based on the percentage of legal ownership in the entity. Under the cost method, the Company owns less than 20% of the outstanding shares of the entity and the Company does not have the ability to exercise significant influence over the entity. Investments accounted for under the cost method are carried at the amount of the Company's initial investment, and are periodically reviewed for impairment.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Under the equity method, the Company owns 20% or greater but less than 50% of the outstanding shares of the entity and the Company has the ability to exercise significant influence over the entity. Under the equity method, the investment in the shares of the entity is initially recorded at the cost of the shares acquired and thereafter is periodically increased or decreased by the Company's proportionate share of the earnings or losses of the entity, and decreased by the dividends or distributions received from the entity. Equity method investments are also periodically reviewed for impairment.

CLIENT RESERVES

Client reserves represent amounts withheld on consumer installment contracts purchased by the Company. Chargeoffs resulting from borrowers defaults may be charged against the client reserves based on the underlying contract with the client. If these charges result in a reduction of the client reserves to zero, incremental charges are recorded through the allowance for credit losses. If the charges do not exceed the client reserves, the client reserves are refunded to the client based on an analysis of client delinquency and minimum reserve requirements.

CLIENT PAYOUTS

Client payouts represent amounts collected on receivables serviced for third parties and amounts payable by the Company for finance receivables purchased which have not yet been funded.

The Company receives servicing fees from third parties for servicing finance receivables. The servicing fees are generally collected from the underlying borrowers' payments on a monthly basis.

TREASURY STOCK

Treasury stock acquired is recorded at cost.

INCOME TAXES

There are two components of income tax provision: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing net loss, plus dividends on preferred stock, by the weighted average number of common shares issued and outstanding. Diluted earnings per common share is computed by dividing net loss available to common stockholders, adjusted for the effect of assumed conversions, by the weighted average number of common shares issued and outstanding and dilutive potential common shares, which include convertible preferred stock and stock options. Dilutive potential common shares are calculated using the treasury stock method. Potential dilutive common shares are excluded from the diluted calculation when a net loss was incurred for the period as they would be antidilutive.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STOCK COMPENSATION

As allowed under SFAS No. 123, the Company accounts for stock based compensation under APB No. 25, rather than under SFAS No. 123. Accordingly, the Company has elected to provide the SFAS No. 123 disclosures as if the Company had adopted the fair-value based method of measuring outstanding employee stock options.

LIQUIDITY

The Company's business requires substantial cash to support the growth of loan production and operations. In general, the Company finances the purchase of loans through various credit and wharehouse facilities. The Company funds through these facilities between 70% and 90% of the principal balance of the receivables and funds the remainder of the purchase price through its capital. The Company generates negative cash flow from operations and expects to continue to do so as long as it continues to experience significant growth in its receivables portfolio. As the Company continues to increase the volume of receivables purchased, it must secure additional capital to support its growth. Failure to secure additional capital or to consummate securitizations and other sales transactions may result in a significant adverse effect on the Company's financial position and results of operations.

NOTE 2 - ACQUISITION AND DISPOSITION TRANSACTIONS

1999 ACQUISITIONS

Effective September 30, 1999, the Company acquired 100% of the outstanding capital stock of Travelers Investment Corporation ("Travelers"). The total purchase price was $23,600,000, including direct costs of the acquisition. The acquisition was accounted for as a purchase and the purchase price was allocated to Travelers assets and liabilities based on their fair values as follows:

         Purchase price                         $   23,600,000
         Fair value of net assets acquired          14,614,000
                                                --------------
         Goodwill                               $    8,986,000
                                                ==============

The following unaudited pro forma results of operations of the Company are presented as if the acquisition of Travelers had occurred on January 1, 1998:

                                            Years Ended December 31,
                                          -----------------------------
                                            1999                1998
                                          -----------       -----------

         Revenues                         $19,650,881       $19,217,832
         Expenses                          20,987,386        19,192,953
         Net (loss) income                 (1,365,574)           24,879
         Loss per share                          (.20)                -

The pro forma consolidated results of operations include adjustments to give effect to the purchase accounting adjustments as if the acquisition occurred on January 1, 1998. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition occurred on January 1, 1998, or the future results of the combined operations.

On May 11, 1999, through an 80% owned subsidiary of the Company, the Company acquired the assets of Suntrust Financial Corporation ("Suntrust") for $50,000 in cash. Suntrust had no significant assets or results of operations at the date of acquisition.

On January 1, 1999, through an 80% owned subsidiary of the Company, the Company acquired 80% of the outstanding common shares of Sun Coast Title Company ("Sun Coast") from an affiliate of the Company for 50,000 shares of the Company's common stock. The Company is obligated to issue a total of 50,000 additional shares of common stock to acquire the remaining 20% of Sun Coast common stock over a 4 year period ending December 31, 2002. The acquisition was accounted for as a purchase. Sun Coast had no significant assets or results of operations at the date of acquisition.

1999 DISPOSITIONS

On December 31, 1999, the Company sold Medical Billings Services Systems, Inc. ("Medical Billings"), a 100% owned subsidiary of the Company and a company engaged primarily in providing accounting and other financial administrative services principally to the medical industry, to the original owner of the company. Medical Billings was acquired by the Company on March 30, 1998.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On July 14, 1999, the Company sold American Investment Management ("AIM"), an 80% owned subsidiary, and a marketer and manager of a variety of financial and insurance-related services, to the minority stockholder. The ownership interest in AIM had been acquired by the Company on March 13, 1998. According to the terms of the original acquisition agreement, the seller had the right to reacquire the shares of AIM in 1999.

On May 17, 1999, the Company sold MFC Financial Corp ("MFC"), an 80% owned subsidiary of the Company engaged in leasing activity, to an unrelated third party. The ownership interest in MFC was acquired by the Company on June 30, 1998.

None of these companies had material assets or results of operations at the date of disposition.

1998 ACQUISITIONS

On August 31, 1998, the Company, through a wholly owned subsidiary, acquired approximately 91% of the outstanding capital stock of Ameritrust Holdings, Inc.. In consideration, the Company issued an aggregate of 381,000 shares of its common stock to Ameritrust's stockholders. The remaining capital stock of Ameritrust will be exchanged for shares of the Company's common stock at annual intervals ending on June 30, 2002, if certain earning hurdles are met. The maximum number of shares that could be issued under this agreement over the next five years is 624,750 shares. No exchanges occurred during 1999 or 1998.

On March 30, 1998, the Company acquired 100% of Premier Provider Services and PPS Staffing Systems, engaged primarily in providing accounting and other financial administrative services. These companies did not have significant assets or results of operations at the date of acquisition. The acquisitions resulted in goodwill of $2,272,455.

NOTE 3 - LOANS AVAILABLE FOR SALE

At December 31, 1999, loans available for sale were comprised of residential mortgage loans originated under flow agreements principally for sale to government sponsored entities. The loans were sold in January 2000.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - FINANCE RECEIVABLES

Finance receivables are comprised of the following at December 31, 1999:


       Consumer installment contracts:
         Education tuition and seminary fees                $12,238,094
         Used automobiles                                     6,432,343
         Leisure activity memberships                         4,254,831
         Fitness                                              1,579,000
         Dating club memberships                              3,987,608
         Medical                                              2,103,911
         Other                                                9,591,863
                                                            -----------
                                                             40,187,650
         Unearned income                                     (4,431,036)
                                                            -----------
                                                             35,756,614
                                                            -----------

       Commercial finance receivables:
         Loan receivable which is secured by
           common stock of the borrower and the
           pledge of certain assigned receivables of
           the borrower. The note plus interest at
           10% is due June 30, 2000.                          1,120,461
         Loan receivable which is secured by a
           pledge of 125,000 shares of Finantra
           common stock.  The note plus
           interest at 10% is due April 1, 2006.                208,969
         Other                                                   20,070
                                                            -----------
                                                              1,349,500
       Factored receivables, partially insured                3,708,798
                                                            -----------
                                                             40,814,912
       Allowance for credit losses                           (2,642,259)
                                                            -----------

                                                            $38,172,653
                                                            ===========

At December 31, 1999, the Company had impaired loans of approximately $209,000, with the related valuation allowance included in the allowance for credit losses.

NOTE 5 - LEASE RECEIVABLES

Lease receivables are comprised of the following at December 31, 1999:






Minimum lease payments receivable                            $1,345,688
Estimated unguaranteed residual value of leased equipment       101,686
                                                             ----------
                                                              1,447,374
Unearned income                                                (214,520)
                                                             ----------

                                                             $1,232,854
                                                             ==========

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Future minimum lease payments receivable at December 31, 1999 are as follows:

          2000                                           $  801,128
          2001                                              412,735
          2002                                              131,825
                                                         ----------

                                                         $1,345,688
                                                         ==========


NOTE 6 - OTHER RECEIVABLES

Other receivables are comprised of the following at December 31, 1999:


Notes receivable bearing interest at 8% per annum
  and maturing on May 17, 2001                            $ 47,295
Various other demand receivables, unsecured and
  non-interest bearing                                     621,366
                                                          --------

                                                          $668,661
                                                          ========



NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment was comprised of the following at December 31, 1999:



    Office equipment                                      $1,013,351
    Furniture and fixtures                                   326,964
    Equipment under capital lease                             88,611
                                                          ----------
                                                           1,428,926
    Accumulated depreciation                                (855,116)
                                                          ----------
                                                          $  573,810
                                                          ==========



Depreciation expense on property and equipment for the years ended December 31, 1999 and 1998 was $95,280 and $60,824, respectively.

NOTE 8 - INVESTMENTS IN UNCONSOLIDATED ENTITIES

At December 31, 1999, the Company has a 19% ownership interest in Titan Mortgage, Inc., a residential mortgage originator and telemarketer, in the amount of $660,000, accounted for under the cost method.

At December 31, 1999, the Company has a 49.5% interest in FunU.com Corp., an internet web-application catering to college students, in the amount of $316,000 accounted for under the equity method.

NOTE 9 - RECEIVABLES SERVICING

The Company services finance receivables for third parties. The face amount of finance receivables serviced for others at December 31, 1999 was approximately $102 million. Since the Company does not own these receivables, they are excluded from the consolidated balance sheet.

Included in cash and cash equivalents at December 31, 1999 is approximately $568,000 of cash collected on behalf of third parties.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - LINES OF CREDIT

Lines of credit were comprised of the following at December 31, 1999:



                                                       Committed         Outstanding     Expiration    Interest
              Description                                Amount             Amount           Date        Rate
              -----------                              ----------        ------------    -----------  ------------
On May 11, 1998, the Company through                   $4,000,000        $ 1,993,396       5/11/00,    Prime + 1.5%
an 85% owned subsidiary entered into a                                                     with
Loan and Security Agreement.                                                               annual
The proceeds of the loan                                                                   automatic
are utilized to purchase                                                                   renewals
accounts receivable. The loan contains                                                     thereafter
various debt covenants.

On March 26, 1999, the Company through                 10,000,000          2,548,934      4/30/2000    LIBOR+2.25%
an 80% owned subsidiary entered into a
Mortgage Loan Warehousing and
Security Agreement. The loan
agreement contains various debt
covenants including, but not limited to,
an adjusted tangible net worth covenant,
the violation of which at December 31,
1999 was waived by the lender.

On September 23, 1999, the Company                     32,500,000         21,841,416      8/31/2004    Prime + 2%
through a 100% owned subsidiary
entered into a Loan and Security
Agreement. The proceeds of the loan
are utilized to purchase consumer
finance contracts. The loan contains
various debt covenants.

On June 30, 1999, the Company through                   5,000,000          3,459,283      6/30/2000    Prime - .25%
an 80% owned subsidiary entered into a
Credit and Security Agreement.
The proceeds of the loan
are utilized by the subsidiary to purchase
mortgage loan collateralized by
residential real estate, which loans are
then sold to various investors. The loan
contains various debt covenants.
                                                      -----------        -----------
                                                      $51,500,000        $29,843,029
                                                      ===========        ===========


FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1999, the prime rate was 8.5% and LIBOR was 6.0%.

NOTE 11 - NOTES PAYABLE AND OTHER INTEREST BEARING OBLIGATIONS

Notes payable and other interest bearing obligations were comprised of the following at December 31 1999:

Notes payable to financial institutions:

    Note payable at 13.5% interest rate maturing November
    2000.                                                    $3,580,000

    Various notes at interest rates varying from 9% to
    10.5%, due in monthly installments through 2001
    collateralized by certain lease receivable.                  34,246

Notes payable to individuals:

    Notes payable at 10% interest. Notes were for
    various amounts maturing November 2002.                   4,916,666

    8% note payable in sixty monthly
    installments of $4,460 plus interest at 8%, secured
    by certain furniture, fixtures and equipment,
    maturity date July 15, 2001.                                 79,397
                                                             ----------
                                                             $8,610,309
                                                             ==========





NOTE 12 - INCOME TAXES

For the years ended December 31, 1999 and 1998, the Company had a tax benefit of $355 and $65,960, respectively.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A reconciliation of the Federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:


                                             1999          1998
                                           --------      ---------

Computed at the Statutory rates           $(658,296)     $(345,207)
(Increase) decrease resulting from:
   Non-deductible expenses                  161,000        258,220
   State income taxes, net loss                  --          9,620
Change in deferred tax asset
   valuation allowance                      496,941         11,407
                                           --------      ---------
Actual benefit                             $   (355)     $ (65,960)
                                           ========      =========



The components of the deferred tax asset were as follows at December 31, 1999:




    Net operating loss carryforward      $  850,000
    Allowance for credit losses           1,057,000
    Basis difference in leases              150,000
    Other                                    60,801
                                         ----------
                                          2,117,801
                                         ----------
    Deferred tax liabilities:
       Depreciation expense                 (47,000)
                                         ----------
                                            (47,000)
                                         ----------
                                          2,070,801
    Valuation allowance                  (2,033,000)
                                         ----------
       Net deferred tax asset            $   37,801
                                         ==========



Management conducts periodic evaluations to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, the Company included in its tax provision a valuation allowance for substantially all of the deferred tax assets at December 31, 1999.

At December 31, 1999, the Company has unused net operating loss carryforwards of approximately $2,125,000, expiring between in 2012 and 2019, which is available for use on its future corporate Federal and State tax returns.

NOTE 13 - CONSULTING AND EMPLOYMENT AGREEMENTS

At December 31, 1999, the Company had outstanding various non-exclusive consulting agreements with investment bankers and investment advisors which are conditioned for payment upon the consultant introducing acceptable acquisition transactions to the Company. The consultants will be compensated upon the closing of an introduced transaction based upon the equity raised or the value of the transaction, either in cash or stock depending upon the specific agreement with the consultant.

At December 31, 1999, the Company had existing employment agreements with certain key executives that expire between three and seven years. The employment agreements generally include fixed base compensation, performance bonuses, perquisites, stock options and stock grants.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

The Company commenced its initial public offering ("IPO") at December 24, 1997, selling 1,285,135 shares of common stock and 1,566,500 warrants. The common stock sold for $5.50 per share. The warrants sold for $0.15 each and consist of one redeemable warrant to purchase one share of common stock for $5.75. The common shares and warrants were purchased separately and are transferable separately.

The Company received cash and subscriptions of approximately $6,893,000 for securities and warrants sold from the IPO. Of this amount, there was a non-cash portion approximating $1,234,000 in subscriptions, representing 223,933 shares, that were issued to satisfy existing obligations by the Company to the subscribers of the IPO. Included in this amount was approximately $290,000 due to the President and Chairman of the Board of the Company and $361,000 due to a former principal stockholder. Offering costs of approximately $958,000 were charged to additional paid-in capital upon completion of the offering.

RESCISSION

Following the consummation of the IPO, management of the Company concluded that various procedural and administrative matters relating to the IPO should have been disclosed during the period that the IPO was being marketed, rather than following the consummation of the IPO, as the Company did. As a consequence, the Company provided purchasers of the Company's securities in the IPO with the opportunity to rescind their IPO purchase in consideration for their IPO investment price. The rescission offer expired January 22, 1998.

PREFERRED STOCK

Series A: In June 1996, the Company authorized and issued an aggregate of 2,958,817 shares designated as Series A 10% convertible preferred stock. At the time the preferred stock was issued, the Company offered to certain note holders the option to exchange their notes, approximating $972,000, to convertible preferred stock of the Company at a ratio of approximately 1.03 shares to $1.00. Note holders elected to convert $788,844 of notes and accrued interest to convertible preferred stock. Dividends on the preferred stock are payable quarterly and are cumulative. The preferred stock is convertible to common stock of the Company at $4.68. Under the terms of the convertible preferred stock issue the Company, at its sole discretion, may redeem the stock commencing on or after the fifth anniversary of its issuance if the average trading price of the common stock in the 20 trading days immediately preceding such anniversary, exceeds the conversion price by 20%. At anytime after the fifth anniversary, the Company has the right to redeem the convertible preferred stock, in whole or in part, upon 30 days notice to the holders.

Series B: In November 1998, the Company authorized 500,000 shares of Series B preferred stock. The preferred stock is convertible to common stock of the Company at a rate of 2 1/8 shares of Series B preferred stock for each share of common stock exchanged. The Series B preferred stock is neither redeemable nor subject to dividends. Holders of the Series B Preferred Stock are subordinate to Series A Preferred Stock and to senior all other equity securities of the Company. In the event of a liquidation or dissolution, the holders of the Series A and Series B Preferred Stock will be entitled on a pari passu basis to receive all of the assets of the Company available for distribution to its stockholders prior to the Company's common shareholders. The Series B Preferred Stock has a liquidation value of $1 per share.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Series C: In November 1999, the Company authorized 3,800 shares and issued 3,780 shares of Series C Preferred stock. The Series C Preferred stock is convertible into shares of the Company's common stock at any time at the option of the holder within 180 days from the original issue date at a price of $3.28 per share and thereafter the conversion price will be the lesser of (a) the initial conversion price or (b) the product of (1) 80% multiplied by (2) the closing price of the Company's common stock on the bulletin board (or the exchange upon which the shares of the Company's common stock are traded) on the day immediately preceding the date that conversion is requested. Notwithstanding the foregoing, in the event a holder of Series C Preferred stock requests conversion at a date when the per market share value (as defined) is less than $3.00 per share, the Company will have the right, but not the obligation, to redeem all of the shareholder's shares of Series C Preferred stock by paying to such holder, in cash, a redemption price equal to 120% of the aggregate liquidation preference attributable to the shares of the Series C Preferred stock ($1,000 per share) for which conversion had been requested. The Series C Preferred stock pays a dividend at an annual rate of $60 per share. Holders of the Series C Preferred stock rank pari passu with the outstanding shares of Series A and Series B Preferred stock of the Company in the event of liquidation, dissolution or winding up.

WARRANTS ISSUED

At December 31, 1999, warrants to purchase 2,176,131 common shares are outstanding; 500,000 warrants exercisable until July 2001 at strike price of $2.50 per share, and 1,566,500 warrants exercisable until December 2001 at $5.75. In addition at December 31, 1999, the Company had other warrants outstanding arising from various acquisitions and other financing activities to acquire an aggregate of 2,154,375 shares of common stock at exercise prices ranging from approximately $1.50 to approximately $5.75. These other warrants are exercisable at various times through September 2004.

PRIVATE PLACEMENT

During 1998, the Company raised an aggregate of approximately $2,160,000 pursuant to a private placement of 216 units. Each unit consisted of 10,000 shares of the Company's common stock and 10,000 redeemable common stock purchase warrants. Each warrant is exercisable into one share of common stock at $3.25 per share through November 2001.

NOTE 15 - STOCK OPTION PLAN

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

Options issued for the years ended December 31, 1999 and 1998 carry exercise prices equal to the fair market value on the date of the grant. The options vest over a period of up to five years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the stated exercise period of the grant or specified date following termination of employment. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's common stock and/or warrants. There was no compensation expense for the years ended December 31, 1999 and 1998 related to options granted.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's loss would have been increased by $729,960 and $251,287 in 1999 and 1998, respectively. The fair value of each option is estimated on the date of grant using the fair market option pricing model with the assumptions at December 31:


                                              1999           1998
                                              ----           ----

    Risk-free interest rate                   6.50%          5.50%
    Expected option life (years)               2-5            2-5
    Expected stock price volatility          0.591            N/A
    Expected dividend yield                   None           None



Information related to options is summarized below:


                    Weighted-
                     Average       Range of                Options
         Options    Exercise      Exercise      Options  Forfeited/   Options     Options
         Granted     Price         Prices      Exercised Terminated  Outstanding   Vested
         -------    ---------  --------------  --------- ----------  -----------  -------
 1998    418,000     $ 1.96    $1.20 to $3.30    25,000    12,000     381,000    381,000

 1999    543,500       3.32     2.63 to  5.12        --    15,000     528,500    264,500
         -------                                 ------    ------     -------    -------
         961,500                                 25,000    27,000     909,500    645,500
         =======                                 ======    ======     =======    =======


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

A majority of the Company's assets and liabilities are financial instruments. For the majority of the Company's financial instruments, fair values are not readily available since there are not available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange, and the use of different market assumptions or methodologies could have a material effect of the estimated fair value amounts.

The fair values indicated below are indicative of the interest rate environment at December 31, 1999, and do not take into consideration the effects of interest rate fluctuations. The methodologies and key assumptions used by the Company in estimating fair values of financial instruments are as follows:

CASH AND CASH EQUIVALENTS: The carrying amounts of cash and cash equivalents, and the certificate of deposit approximate the fair values.

FINANCE RECEIVABLES: Fair values were estimated for groups of similar loans based on the type of loan, credit quality and maturity. The fair values for factoring receivables approximate the carrying values given the contractual interest rates and the relatively short-term duration of the receivables. Fair values for consumer installment contracts and commercial finance receivables were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


LEASE RECEIVABLES, OTHER RECEIVABLES, DUE FROM RELATED PARTIES: The fair values for interest bearing receivables were estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of demand notes approximate the carrying value.

LINES OF CREDIT: The fair values of the lines of credit approximate the carrying values given the short term maturities and the variable interest rates.

NOTES PAYABLE AND OTHER INTEREST BEARING OBLIGATIONS AND NOTES PAYABLE - RELATED
PARTIES: The fair values for interest bearing receivables were estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of demand notes approximate the carrying value.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1999 are as follows:



                                                 Carrying       Estimated
                                                   Value        Fair Value
                                                 ----------     -----------
Assets:
  Cash and cash equivalents                     $ 1,214,315    $ 1,214,315
  Certificate of deposit                          1,450,000      1,450,000
  Loans available for sale                        6,065,166      6,065,166
  Finance receivables                            38,172,653     39,523,139
  Lease receivables                               1,232,854      1,232,854
  Other receivables                                 668,661        634,495
  Due from related parties                        1,756,474      1,644,220
Liabilities:
  Lines of credit                                29,843,029     29,843,029
  Notes payable and other interest bearing
    obligations                                   8,610,309      8,680,309
  Notes payable - related parties                    30,000         30,000

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 17 - RELATED PARTY TRANSACTIONS

Due from related parties is comprised of the following at December 31, 1999:



Note receivable from Medley Group, Inc. The note has a stated interest rate of 8% with principal and interest payable in full on December 30,
2000.                                                                                $  392,893

Note receivable from Medley Group, Inc. The note is payable in sixty monthly installments of $3,754 plus accrued interest at 5%
beginning July 1, 1999. The remaining balance of $100,000 plus
any accrued interest is due July 1, 2004.                                               333,089

Note receivable from an affiliated company 8% interest rate, payable
on or before May 1, 2000.                                                               250,000

Note receivable from Tract IV, Inc. The note is payable in monthly installments of $3,500 plus accrued interest of 12% with the balance
due on May 31, 2001.                                                                    206,784

Note receivable due jointly from two employees, unsecured and non-interest bearing,
repayable out of future commissions earned from a subsidiary of the Company.            160,000

Note receivable, bears interest at 3% and matures December 2003.                        100,449

Note receivable from employee, unsecured and bears interest at 6% and
matures on July 16, 2000.                                                                99,791

Demand note.                                                                             80,000

Short term notes receivable from employees and affiliates.                               28,192

6% interest-bearing note receivable from an employee, unsecured and
matures on October 27, 2002.                                                             26,000

Note receivable, due May 2000 at 6%.                                                     24,876

Note receivable from the Chief Executive Officer of the Company with an original amount of $68,000. Interest accrues on the note at a rate of 10% with maturity on May 5, 2001. The note was modified along with the employment agreement whereby $68,000 in principal will be forgiven at a rate of
20% per year beginning in 1999. Interest revenue on this note was
$0 and $5,446 at December 31, 1999 and 1998.                                             54,400
                                                                                     ----------
                                                                                     $1,756,474
                                                                                     ==========

At December 31, 1999, the Company has receivables totaling $725,982 from Medley Group, Inc. whose management is substantially the same as that of the Company. Medley Group has pledged 175,000 shares of common stock of the Company as collateral.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


At December 31, 1999, the Company has a $1,450,000 certificate of deposit with a six month maturity, that is pledged as security for a letter of credit for Medley Group, Inc. The Company's letter of credit was provided as a financial accommodation to Medley Group, Inc. for a fee equal to $150,000 per annum. This fee is payable each year the Company continues to extend such financial accommodation. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by Medley Group to the Company in 1997 for 750,000 shares of the Company's Common Stock owned by Medley Group, Inc., which common stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

At December 31, 1999, the Company has a loan payable to a shareholder and director of the Company for $30,000 which bears an interest rate of 12% per annum and matured January 1, 1999.

Subsequent to December 31, 1999, the Chief Executive Officer of the Company acquired, in a private transaction 1,532,127 shares of Series A Preferred stock.

During January 1999, the Company, through its Ameri-Cap Mortgage subsidiary, acquired from a director of the Company, 80% of the outstanding capital stock of Suncoast Title Company, Inc., a Florida title insurance company ("Suncoast"), for 50,000 shares of the Company's Common Stock. The Company has agreed, through 2003, to acquire the remaining 20% of the outstanding capital stock of Suncoast for an aggregate of 50,000 additional shares of the Company's common stock.

During February 1999, the Company, through its Ameri-Cap Factors subsidiary, acquired from the same director, .6% of the outstanding capital stock of Ameri-Med Financial Services, Inc., a Florida medical receivables financing business ("Ameri-Med Financial"), for 140,000 shares of the Company's common stock. Ameri-Cap Factors previously owned 80% of the outstanding capital stock of Ameri-Med Financial. The Company has agreed beginning in February 2000 and in February of each year thereafter, through 2004, to acquire .06% of the capital stock of Ameri-Med Financial owned by the director in exchange for 35,000 shares of the Company's common stock. The expense associated with the exchanges will be accounted for at the dates the exchanges occur.

Also during February 1999, the Company acquired from the same director the right to exchange the director's 7% of the outstanding common stock of Ameri-Cap Mortgage for 400,000 shares of the Company's common stock. The Company has agreed to exchange 1.4% of the director's common stock of Ameri-Cap Mortgage annually beginning in February 2000 for 80,000 shares of the Company's Common Stock. The Company currently owns 80% of the outstanding common stock of Ameri-Cap Mortgage. The expense associated with the exchanges will be accounted for at the dates the exchanges occur.

NOTE 18 - BUSINESS SEGMENTS

Management of the Company reports the results of operations of the Company through two primary business segments: BUSINESS FINANCE, which specializes principally in accounts receivable factoring and equipment leasing; and CONSUMER FINANCE, which specializes principally in mortgage banking, consumer finance, and other types of specialty finance.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes certain financial data for the Company's business segments:


                                       Revenues         Expenses           Net Loss        Total Assets
                                     ------------      ------------      ------------      ------------

December 31, 1999:
Business Finance                     $  4,109,291      $  5,806,236      $   (679,490)     $ 56,224,979
Consumer Finance                        7,531,186         8,344,573          (807,082)       10,310,541
Corporate items and eliminations         (36,463)          (690,818)         (394,271)               --
                                     ------------      ------------      ------------      ------------
                                     $ 11,604,014      $ 13,459,991      $ (1,880,846)     $ 66,535,520
                                     ============      ============      ============      ============

December 31, 1998
Business Finance                     $  9,391,071      $ 10,206,594      $   (815,323)     $ 16,998,001
Consumer Finance                          565,032           646,700           (81,668)        1,239,685
Corporate items and other                (221,163)         (166,062)           (1,090)       (4,619,499)
                                     ------------      ------------      ------------      ------------
                                     $  9,734,940      $ 10,687,232      $   (898,081)     $ 13,618,187
                                     ============      ============      ============      ============



NOTE 19 - CONCENTRATION OF CREDIT RISK

At December 31, 1999, the Company had outstanding several individually significant finance and related party receivables, which represent significant credit risk. The Company has obtained various forms of collateral to secure certain of these receivables.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company acquired computers and equipment under the provisions of two leases which, for financial reporting purposes, have been capitalized.

Future minimum lease payments for the Company's operating leases are as follows:

       Year ending                                               Operating
       December 31,                                                Leases
       ------------                                              ----------
          2000                                                   $  419,158
          2001                                                      250,337
          2002                                                      256,702
          2003                                                      234,663
          2004                                                       37,004
                                                                 ----------
     Total minimum lease payments                                $1,197,864
                                                                 ==========





Total rent expense for all operating leases for the years ended December 31, 1999 and 1998, was $428,135 and $141,530, respectively.

LITIGATION

The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 21 - SUBSEQUENT EVENTS (UNAUDITED)

On February 29, 2000, the Company entered into a letter of intent to acquire all of the issued and outstanding common stock of Prime Capital Corporation ("Prime"), a publicly held commercial leasing company. The acquisition is subject to a variety of conditions, including approval by Prime shareholders. There are no assurances that the acquisition will be consummated, nor consummated on the previously agreed to terms. Prime is principally engaged in the structuring and funding of custom finance programs on behalf of developers, manufacturers and distributors of commercial software, communication equipment and medical devices. In 1999, Prime originated approximately $160 million of such leases.