Form 10KSB/A
period 1999-12-31
FINANTRA CAPITAL INC
filed 2000-04-28
CIK 1037271

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

                                 (954) 577-9225
                 -----------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                 YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,472,940 shares of Common Stock, $.01 par value per share, at April 27, 2000.

       This Amendment No. 1 to Form 10-KSB for Finantra Capital, Inc., a Delaware corporation (the "Company"), for the year ended December 31, 1999 (the "1999 Form 10-KSB"), is being filed to correct two typographical errors relating to the Company contained in Part I of the 1999 Form 10-KSB, to correct one typographical error relating to stockholder matters contained in Part II of the 1999 Form 10-KSB, to disclose the information required by Part III of Form 10-KSB and to correct certain immaterial errors contained in the 1999 audited Financial Statements of the Company included and originally filed as part of the Company's 1999 Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS

       In the section captioned "Ameri-Cap Business Finance Group Operations - Factoring Operations" set forth in Item 1 of the 1999 Form 10-KSB, it was originally reported that the Company, through its American Factors Group, Inc. subsidiary, entered into a $7 million credit facility with FINOVA. This credit facility, in fact, is $4 million. Accordingly, the first sentence of the third paragraph of the section captioned "AmeriCap Business Finance Group Operations - Factoring Operations" set forth in Item 1 of the 1999 Form 10- KSB is hereby amended in its entirety to read as follows:

       "For purposes of providing Ameri-Cap Factors with the capital necessary to finance its factoring operations, the Company, through its American Factors Group, Inc. subsidiary, entered into a $4 million credit facility (the "Factoring Facility") with FINOVA Capital Corporation ("FINOVA")."

       In the section captioned "Ameri-Cap Consumer Finance Group Operations - Mortgage Banking Operations" set forth in Item 1 of the 1999 Form 10-KSB, it was originally reported that the Company has obtained a $10 million warehouse line of credit from Republic Bank. This line of credit, in fact, is $5 million. Accordingly, the first sentence of the third paragraph of the section captioned "Ameri-Cap Consumer Finance Group Operations - Mortgage Banking Operations" set forth in Item 1 of the 1999 Form 10-KSB is hereby amended in its entirety to read as follows:

       "In order to provide Ameri-Cap Mortgage with the financial capacity to originate its mortgage loans, the Company has obtained a $10 million warehouse line of credit from Suntrust Bank and a $5 million warehouse line of credit from Republic Bank."

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

       In Item 5 of the 1999 Form 10-KSB, it was originally reported that the Company satisfied out of its working capital approximately $300,000 of cash redemption obligations arising from the Rescission Offer. In fact, the Company satisfied out of its working capital approximately $100,000 of cash redemption obligations arising from the Rescission Offer. Accordingly, the last sentence of the last paragraph of Item 5 of the 1999 Form 10-KSB is hereby amended in its entirety to read as follows:

       "At the expiration of the Rescission Offer, the Company had received valid written acceptances from the holders of approximately 54,000 shares of Common Stock and approximately 20,000 Warrants acquired in the IPO, resulting in a cash redemption obligation which was satisfied by the Company out of its working capital of approximately $100,000."

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The directors and executive officers of the Company are as follows:

NAME                            AGE       POSITION(S) WITH THE COMPANY
----                            ---       ----------------------------
Robert D. Press                  35       Chairman of the Board and Chief
                                            Executive Officer
Charles Litt                     51       President and Director
Maynard J. Hellman               54       General Counsel and Director
Arthur J. Press                  70       Director
Evaldo F. Dupuy                  55       Director
Thomas W. Dwyer                  38       Director
Alyce B. Schreiber               35       Executive Vice President,
                                            Secretary and Director
Vern E. Landeck                  41       Chief Financial Officer

         ROBERT D. PRESS has served as Chairman of the Board of the Company since August 1997 and as Chief Executive Officer and a Director of the Company since its inception in September 1993. From September 1993 through May 1999, Mr. Press also served as President of the Company. Mr. Press devotes all of his business time and efforts to the affairs of the Company. From June 1990 to August 1993, Mr. Press served as President of Premier Lease Concepts, Inc., the Company's predecessor. In addition, from 1989 to 1997, Mr. Press served as President of Performance Capital Management, Inc., a holding company controlled in part by Mr. Press, which had interests in brokerage and investment management, and since October 1992, as President of Medley Group, Inc., a principal stockholder of the Company ("Medley Group"). Mr. Press also served, from 1991 to July 1997, as a licensed registered representative of PCM Securities Limited, L.P., an NASD registered broker-dealer. Mr. Press holds a B.A. degree in Economics from Brandeis University. From 1984 to 1986, Mr. Press worked as a full-time trading systems consultant to several major Wall Street firms, including The Longview Group. In 1986, Mr. Press joined Chemical Bank, N.A. ("Chemical Bank") as an internal consultant in trading and capital markets, and later in 1986, Mr. Press joined in the formation of Chemical Bank's Interest Rate Arbitrage trading group, of which Mr.

Press became the principal trader responsible for the global trading and investment decisions of a multi- billion dollar portfolio. Mr. Press holds Series 7 and 63 professional securities licenses. Mr. Press is the son of Arthur
J. Press, a Director of the Company.

         CHARLES LITT has served as President and a Director of the Company since May 1999. From 1996 to May 1999, Mr. Litt served as Vice President and General Counsel for First Sierra Financial, Inc. ("First Sierra"), a publicly held specialty finance company. Mr. Litt's responsibilities at First Sierra included the negotiation of vendor program agreements and the structuring of major leasing and finance transactions. From 1993 to 1996, Mr. Litt served as President of Kinnard Capital Corporation, a subsidiary of Kinnard Investments, a Minneapolis based investment company with broker dealer and financial focused subsidiaries. Prior to 1993, Mr. Litt served in various positions for Banc One Leasing Corporation.

          MAYNARD J. HELLMAN has served as a Director of the Company since January 1997 and as General Counsel of the Company since January 1999. From January 1988 to December 1998, Mr. Hellman served as managing partner of the Coral Gables, Florida based law firm of Hellman & Mass. From 1983 until 1988, Mr. Hellman was engaged in the private practice of law and prior thereto, Mr. Hellman served as a partner in the Miami, Florida law firm of Gilbert, Silverstein and Hellman. Mr. Hellman holds a J.D. degree from the University of Miami School of Law and a B.B.A degree in Accounting from the University of Miami School of Business Administration.

         ARTHUR J. PRESS has served as a Director of the Company since January 1998. Prior to his retirement in 1987, Mr. Press served as the Vice President of Commercial Lending for Chemical Bank. Mr. Press is the father of Robert D. Press, the Chairman of the Board and Chief Executive Officer of the Company.

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

         ALYCE B. SCHREIBER has served as a Director and Executive Vice President of the Company since March 1999 and as Vice President and Secretary of the Company since November 1995. From June 1995 to October 1995, Ms. Schreiber served as director of Club Operations for The Jockey Club, a Miami, Florida resort. From December 1994 to May 1995, Ms. Schreiber worked in the business development department of Sky Scientific, Inc., a publicly held entity with subsidiaries in natural resources. From September 1991 to September 1994, Ms. Schreiber served as Vice President and Secretary of the Company. Prior thereto, Ms. Schreiber served as a tax specialist for Laventhol and Horwath, a certified public accounting firm. Ms. Schreiber holds a J.D. degree from Cardozo School of Law and a B.B.A. degree in Accounting from the Boston University School of Management.

         VERN E. LANDECK has served as Chief Financial Officer of the Company since April 2000. From July 1997 to March 2000, Mr. Landeck served as Chief Financial Officer of Prime Capital Corporation, a NASDAQ company engaged in the commercial specialty finance business ("Prime"). From May 1996 to June 1997, Mr. Landeck served as Vice President and Treasurer of Prime. From 1988 to 1996, Mr. Landeck served as President of Atlantic Capital Exchange, Inc., a Chicago, Illinois and Fairfax, Virginia based equipment financing company founded by Mr. Landeck.

         During Fiscal 1999, none of the Company's executive officers, Directors, or to the Company's knowledge, any beneficial owners of more than 10% of the Company's outstanding shares of Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

         The Company's Board of Directors has established Audit and Compensation Committees. The Audit Committee meets with the management to consider the adequacy of the internal controls of the Company and the objectivity of the Company's financial reporting. The Audit Committee also meets with the Company's independent accountants and with appropriate Company financial personnel about these matters. The Compensation Committee administers the Company's 1997 Stock Option Plan (the "Option Plan") and makes recommendations to the Board of Directors with respect to the compensation of management. The Audit and Compensation Committees are comprised of Messrs. Hellman, Dupuy, Press and Dwyer and Ms. Schreiber.

         The Company's Directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes, for the years indicated, all compensation earned by or paid to the Company's Chief Executive Officer and to each of the Company's other executive officers whose total annual salary and bonus for Fiscal 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                                     LONG-TERM
                                                                                                                   COMPENSATION
                                                                               ANNUAL COMPENSATION                    AWARDS
                                                              -------------------------------------------------    ------------
                                                                                                                   SECURITIES
                                                                                                  OTHER ANNUAL     UNDERLYING
NAME AND PRINCIPAL POSITION(S)                    YEAR         SALARY        BONUS              COMPENSATION(1)    OPTIONS (#)
------------------------------                    ----         ------        -----              ---------------    -----------
Robert D. Press.................................. 1999         $275,000      $402,500(2)              --             117,500
    Chairman and Chief Executive Officer          1998         $225,000      $195,750(2)              --              25,000
                                                  1997         $ 60,000            --                 --                  --

Charles Litt..................................... 1999(3)      $156,250            --              $18,750(4)        200,000
    President

Maynard J. Hellman............................... 1999(5)      $180,000            --                 --             100,000
    General Counsel


-----------------------

(1) Other than the compensation described herein, the Company did not pay such executive officer any fringe benefits, perquisites or other compensation in excess of the lesser of $50,000 or 10% of such executive officer's salary and bonus during the years indicated.

(2) Pursuant to Mr. Press' employment agreement with the Company, as amended, Mr. Press was issued an aggregate of 160,000 shares and 120,000 shares of the Company's Common Stock, respectively, during Fiscal 1999 and Fiscal 1998. The shares issued during Fiscal 1999 had an aggregate fair market value, at their respective dates of issuance, of $342,500. The shares issued during Fiscal 1998 had an aggregate fair market value, at their respective dates of issuance, of $150,750.

(3) Mr. Litt joined the Company as its President in May 1999. Prior thereto, Mr. Litt was not affiliated with the Company.

(4) Represents the aggregate amount of a monthly automobile and furnished apartment allowance paid to Mr. Litt.

(5) Mr. Hellman began serving as General Counsel to the Company in January 1999. Prior thereto, Mr. Hellman was a Director but not an executive officer or employee of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth information regarding stock options granted to the executive officers listed in the Summary Compensation Table above during Fiscal 1999.

                                                            PERCENTAGE OF
                                         NUMBER OF           TOTAL OPTIONS
                                         SECURITIES           GRANTED TO
NAME                                     UNDERLYING          EMPLOYEES IN        EXERCISE PRICE       EXPIRATION
----                                  OPTIONS GRANTED       FISCAL YEAR (1)        ($/SHARE)             DATE
                                      ---------------       ---------------        ---------             ----

Robert D. Press                           42,500                 7.8%                3.025            03/24/04
                                          25,000                 4.6%                3.230            04/01/04
                                          25,000                 4.6%                5.115            07/01/04
                                          25,000                 4.6%                4.130            10/01/04

Charles Litt                             100,000                18.4%                2.875            04/16/02
                                         100,000                18.4%                3.310            12/31/02

Maynard J. Hellman                        18,750                 3.4%                3.000            01/01/04
                                          25,000                 4.6%                2.750            03/29/04
                                          18,750                 3.4%                2.940            04/01/04
                                          18,750                 3.4%                4.680            07/01/04
                                          18,750                 3.4%                3.750            10/01/04

--------------------------

(1) Based on options to purchase an aggregate of 543,500 shares of Common Stock granted during Fiscal 1999 under the Company's Option Plan.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                    SHARES                        UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                   ACQUIRED         VALUE       OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END (1)
             NAME                ON EXERCISE       REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
             ----                -----------       --------      -------------------------      -------------------------
Robert D. Press                       --              --            92,500/50,000                   $306,175/ --
Charles Litt                          --              --           100,000/100,000                 $331,000/$331,000
Maynard J. Hellman                    --              --           137,000/37,500                  $455,125/ --

------------

(1) Assumes a per share fair market value equal to $3.31, the last reported sale price for shares of the Company's Common Stock in the over-the-counter market on December 31, 1999.

COMPENSATION OF DIRECTORS

         Each non-employee Director of the Company receives a fee of $500 for each meeting (or Committee meeting) attended, together with reimbursement of reasonable expenses incurred in attending such meeting.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with each of Messrs. Press, Litt, Hellman and Landeck and Ms. Schreiber. The Company is not a party to any other employment agreements.

         Pursuant to Mr. Press' employment agreement with the Company, as amended, Mr. Press has agreed to serve as Chairman of the Board and Chief Executive Officer of the Company. This employment agreement expires on December 31, 2006 (subject to earlier termination for cause). Mr. Press' employment agreement further provides for Mr. Press to be paid an annual salary of $350,000 per annum beginning January 1, 2000, with such annual salary increasing 10% per annum thereafter. In addition, Mr. Press is entitled to receive a minimum cash bonus of $75,000 for Fiscal 2000. Mr. Press is also entitled to receive 50,000 shares of Common Stock following the close of each calendar quarter during Fiscal 2000 and 25,000 shares of Common Stock following the close of each calendar quarter thereafter. Mr. Press' employment agreement also provides for the annual grant to him of 100,000 incentive stock options under the Company's Option Plan. These options have and shall have a six month vesting period and are and will be exercisable over the five year period following their grant at a price equal to 110% of the fair market value for shares of the Company's Common Stock on the date of grant. In addition, Mr. Press' employment agreement provided for the Company's issuance to him, during January, 2000, of 1,400,000 shares of Common Stock (such shares being subject to return and forfeiture at the rate of 200,000 shares per year for each year, or portion thereof, commencing January 1, 2000 and ending December 31, 2006, that Mr. Press fails to remain in the employ of the Company as a result of his voluntary termination or termination for cause). Moreover, Mr. Press' employment agreement requires the Company, during the term of Mr. Press' employment, to distribute to Mr. Press 5% of the gross value of all mergers and acquisitions completed by the Company after December 15, 1999, such sum being paid in shares of the Company's Common Stock based upon the average bid price for shares of the Company's Common Stock during the ten consecutive trading days prior to the closing of the merger or acquisition. Subject to eligibility requirements, Mr. Press is entitled to participate in all medical, stock option, pension and other benefit plans that the Company may establish from time to time for its senior management generally. Mr. Press' employment agreement is terminable by the Company for cause (i.e., conviction of a felony, willful misconduct, dishonesty or material breach of the agreement) at any time or in the event that Mr. Press becomes disabled and, as a result, is unable to perform his duties under his employment agreement for more than 60 consecutive days or for more than 90 days during any 12-month period.

         Pursuant to Mr. Litt's employment agreement with the Company, Mr. Litt has agreed to serve as President of the Company. This employment agreement expires on May 16, 2004 (subject to earlier termination for cause or disability). Mr. Litt shall be paid an annual salary under this agreement of $250,000. Mr. Litt was granted 100,000 stock options in connection with the execution of his employment agreement and, pursuant to his employment agreement, shall be granted an additional 100,000 stock options on each December 31 during the term of the agreement. All such options have and shall have a six month vesting period, an exercise period of 36 months following their date of grant and an exercise price equal to the fair market value for shares of the Company's Common Stock on their date of grant less the maximum allowable discount which will not create income to Mr. Litt or an expense to the Company. In addition, the Company provides Mr. Litt with a furnished apartment and an automobile during the term of his employment. Mr. Litt may nonetheless terminate his affiliation with the Company and continue to receive benefits and compensation under his employment agreement for the lesser of 24 months following his termination of employment or the remaining term under his employment agreement if the Company is convicted of a felony within which Mr. Litt had no knowledge or complicity, or an officer, Director or employee of the Company is convicted of a felony and the Company, notwithstanding Mr. Litt's request, refuses to discharge such person, or the Company requires Mr. Litt to relocate his residence from Atlanta, Georgia to South Florida. Subject to eligibility requirements, Mr. Litt is entitled to participate in all medical, stock option, pension and other benefit plans the Company may establish from time to time for its senior management generally. Mr. Litt has agreed, generally, not to compete with the Company during the term of his employment and for the 18-month period immediately thereafter.

         Pursuant to Mr. Hellman's employment agreement with the Company, as amended, Mr. Hellman has agreed to serve as General Counsel to the Company, giving and rendering legal services. This employment agreement expires on December 31, 2004, subject to (i) automatic annual extensions unless written notice of expiration is provided by Mr. Hellman or the Company and (ii) earlier termination for cause or disability. Mr. Hellman's salary for Fiscal 1999 under this agreement was $180,000. Commencing with Fiscal 2000, Mr. Hellman's salary increases annually by the lesser of the then cost of living increase, if any, or 5%. Mr. Hellman was granted 75,000 incentive stock options in connection with the execution of his employment agreement and, pursuant to his employment agreement, shall be granted an aggregate of 75,000 incentive stock options during each year of his employment agreement. All such incentive stock options have and shall have a six month vesting period and are and will be exercisable over the five year period following their grant at a price equal to the fair market value for shares of the Company's Common Stock at the date of grant. In addition, Mr. Hellman's employment agreement requires the Company, during the term of Mr. Hellman's employment, to distribute to Mr. Hellman 2.5% of the gross value of all mergers and acquisitions completed by the Company after December 16, 1999, such sum being paid in shares of the Company's Common Stock based upon the average bid price for shares of the Company's Common Stock during the ten consecutive trading days prior to the closing of the merger or acquisition. Subject to eligibility requirements, Mr. Hellman is entitled to participate in all medical, stock option, pension and other benefit plans the Company may establish from time to time for its senior management generally.

         Pursuant to Ms. Schreiber's employment agreement with the Company, Ms. Schreiber has agreed to serve as Executive Vice President of the Company. This employment agreement expires on December 31, 2002 (subject to earlier termination for cause or disability). Ms. Schreiber's annual salary for Fiscal 1999 under this agreement was $85,000, and such salary increases annually by $5,000 increments during the term of her employment agreement. Ms. Schreiber's employment agreement further provides that she will be granted an aggregate of 50,000 incentive stock options during each year of her employment agreement. All such incentive stock options have and shall have a six month vesting period and are and will be exercisable over the five year period following their grant at a price equal to the fair market value for shares of the Company's Common Stock at the date of grant. Subject to eligibility requirements, Ms. Schreiber is entitled to participate in all medical, stock option, pension and other benefit plans the Company may establish from time to time for its senior management generally. Ms. Schreiber has agreed, generally, not to compete with the Company during the term of her employment and for the 18-month period immediately thereafter.

         Pursuant to Mr. Landeck's employment agreement with the Company, Mr. Landeck has agreed to serve as Chief Financial Officer of the Company. This employment agreement expires on March 31, 2003 (subject to earlier termination for cause or disability). Mr. Landeck's annual salary under this agreement is $175,000. In addition, Mr. Landeck is eligible to participate in an Executive Bonus Pool to be established by the Company during Fiscal 2000. Mr. Landeck's employment agreement further provides that he will be granted an aggregate of 75,000 incentive stock options during each year of his employment agreement. All such incentive stock options have and shall have a six month vesting period and are and will be exercisable over the three year period following their grant at a price equal to the fair market value for shares of the Company's Common Stock at the date of grant. Subject to eligibility requirements, Mr. Landeck is entitled to participate in all medical, stock option, pension and other benefit plans the Company may establish from time to time for its senior management generally. Mr. Landeck has agreed, generally, not to compete with the Company during the term of his employment and for the 24 month period immediately thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth certain information known to the Company as of April 27, 2000 relating to the beneficial ownership of shares of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each Director, (iii) each executive officer and (iv) all Directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person listed is 150 South Pine Island Road, Suite 500, Plantation, Florida 33324:


       NAME AND ADDRESS OF              AMOUNT AND NATURE OF
        BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)           PERCENT OF CLASS
---------------------------------   ---------------------------- ------------------------------
Medley Group, Inc.                          1,005,090(2)                       6.94%

Robert D. Press                             4,050,148(2)(3)                    26.81%

Arthur J. Press                                47,336(4)                         *
1268 Hemlock Farms
Hawley, PA 18428

Maynard Hellman                             1,119,500(5)                        7.38%

Charles Litt                                  102,000(6)                         *

Evaldo F. Dupuy                                70,000(7)                         *
3911 Riviera Drive
Coral Gables, FL 33134


Thomas W. Dwyer                             46,240(8)                           *
2 Hathaway Drive
Princeton Junction, NJ 08550

Alyce B. Schreiber                          95,100(9)                           *

Vern Landeck                                   -0-(10)                         -0-

Herb Black
46 Belvedere Place                       1,350,000                            9.33%
Westmont, Quebec
Canada H341G6

All Directors and executive
officers as a group (8 persons)          5,530,324(2-10)                     34.29%


------------------------------

*    Represents less than 1%.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Annual Report upon the exercise or conversion of options, warrants or other convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date of this Annual Report have been exercised or converted. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Mr. Press, the Chief Executive Officer and Chairman of the Board of the Company, may be deemed to control Medley Group. As such, Mr. Press may be deemed to own beneficially all Common Stock of the Company beneficially owned by Medley Group.

(3) Includes 456,590 shares of Common Stock issuable upon the conversion of 2,136,844 shares of Series A Preferred Stock of the Company (the "Series A Preferred Stock") owned by Mr. Press. Also includes (i) 9,500 shares of Common Stock issuable upon the exercise of certain warrants that are exercisable at any time on or prior to September 30, 2000 at $1.50 per share, (ii) 25,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to December 31, 2003 at $3.30 per share, (iii) 42,500 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to March 29, 2004 at $3.025 per share, (iv) 25,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to April 3, 2004 at $3.23 per share, (v) 25,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to July 1, 2004 at $5.115 per share,
     (vi) 25,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to October 3, 2004 at $4.13 per share and (vii) 25,000 shares of Common Stock issuable upon the exercise of certain options exercisable after June 3, 2000, but on or prior to January 3, 2005, at $5.37 per share. Does not include an additional 25,000 shares of Common Stock issuable upon the exercise, after October 3, 2000, but on or prior to April 3, 2005, of certain options at $5.37 per share. Pursuant to Mr. Press' employment agreement with the Company, up to 1,400,000 of these shares are subject to return and forfeiture at the rate of 200,000 shares per year for each year, or portion thereof, commencing January 1, 2000 and ending December 31, 2006, that Mr. Press fails to remain in the employ of the Company as a result of his voluntary termination or termination for cause. Robert D. Press is the son of Arthur
     J. Press. Robert Press disclaims beneficial ownership over all shares of Common Stock beneficially owned by Arthur J. Press.

(4) These shares are owned by an affiliate of Mr. Press. Includes 21,925 shares of Common Stock issuable upon the conversion of 102,500 shares of Series A Preferred Stock owned by an affiliate of Mr. Press and 10,000 shares of Common Stock issuable upon the exercise of certain warrants that are exercisable at any time on or prior to

     November 12, 2002 at $2.875 per share. Arthur J. Press is the father of Robert D. Press. Mr. Press disclaims beneficial ownership owner all shares of Common Stock beneficially owned by Robert D. Press.

(5) Includes 500,000 shares of Common Stock issuable upon the exercise of certain warrants exercisable until December 31, 2002 at $2.50 per share,
     (ii) 75,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to December 17, 2003 at $2.50 per share, (iii) 18,750 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to January 1, 2004 at $3.00 per share, (iv) 25,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to March 29, 2004 at $2.75 per share, (v) 18,750 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to April 3, 2004 at $2.94 per share,
     (vi) 18,750 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to July 1, 2004 at $4.68 per share, (vii) 18,750 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to October 3, 2004 at $3.75 per share and (viii) 18,750 shares of Common Stock issuable upon the exercise of certain options exercisable after June 3, 2000, but on or prior to January 3, 2005, at $3.438 per share. Does not include 382,500 shares of Common Stock the Company is contractually obligated to issue to Mr. Hellman in annual installments through 2003 arising out of Mr. Hellman's sale to the Company of his interest in certain of the Company's subsidiaries and a Florida based title insurance company or an additional 18,750 shares of Common Stock issuable upon the exercise, after October 3, 2000, but on or prior to April 3, 2005, of certain options at $4.88 per share.

(6) Includes 100,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to April 16, 2002 at $2.875 per share, but does not include 100,000 shares of Common Stock issuable upon the exercise, after June 30, 2000, but on or prior to December 31, 2002, of certain options at $3.31 per share.

(7) Includes 50,000 shares of Common Stock issuable upon the exercise of certain warrants that are exercisable at any time on or prior to June 8, 2001 at $1.25 per share and 10,000 shares of Common Stock issuable upon the exercise of certain warrants that are exercisable at any time on or prior to November 12, 2002 at $2.875 per share.

(8) Represents shares of Common Stock issuable upon the conversion of 169,419 shares of Series A Preferred Stock owned by Mr. Dwyer. Includes 10,000 shares of Common Stock issuable upon the exercise of certain warrants that are exercisable at any time on or prior to November 12, 2002 at $2.875 per share.

(9) Includes 10,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to June 30,2000 at $1.20 per share, (ii) 12,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to August 10, 2000 at $2.00 per share, (iii) 28,000 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to November 16,2000 at $2.00 per share, (iv) 12,500 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to March 31, 2001 at $3.00 per share, (v) 12,500 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to June 30, 2001 at $4.63 per share and (vi) 12,500 shares of Common Stock issuable upon the exercise of certain options that are exercisable at any time on or prior to September 30, 2001 at $3.94 per share. Does not include 12,500 shares of Common Stock issuable upon the exercise, after June 30, 2000, but on or prior to December 30,2002, of certain options at $2.938 per share and 12,500 shares of Common Stock issuable upon the exercise, after September 30, 2000, but on or prior to March 31, 2003, of certain options at $5.00 per share.

(10) Excludes 18,750 shares of Common Stock issuable upon the exercise, after October 3, 2000, but on or prior to April 3, 2003, of certain options at $3.55 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1996, the Company sold Maynard Hellman, General Counsel and a Director of the Company, in consideration for $100,000, warrants to purchase up to 1,000,000 shares of Common Stock of the Company (the "1996 Warrants"). The 1996 Warrants were exercisable until July 22, 2002 at an exercise price of $5.00 per share. In October 1998, Mr. Hellman provided the Company with a $150,000 bridge loan. The current outstanding principal balance thereunder is $100,000 and is payable on June 30, 2000. In connection with this bridge loan, the Company and Mr. Hellman agreed to terminate the 1996 Warrants and the Company issued Mr. Hellman warrants to purchase, at anytime through December 2002, up to 500,000 shares of Common Stock at an exercise price of $2.50 per share.

         In connection with the IPO, the Company issued 15,000 shares of Common Stock to Mr. Robert Press, Chairman of the Board and Chief Executive Officer of the Company, in satisfaction of certain redemption obligations of the Company owing to him with respect to 15,000 other shares of Common Stock. These shares of Common Stock were originally transferred and assigned by Medley Group to Mr. Press in January 1996 in consideration for services performed by Mr. Press on behalf of the Company . Also, in connection with the IPO, the Company issued Mr. Press and an affiliate of Mr. Arthur J. Press, a Director of the Company, approximately 13,740, and 2,880 shares of Common Stock, respectively, in satisfaction of approximately $75,590, and $15,860 of declared but unpaid Series A Preferred Stock dividends owing them.

         During the second quarter of 1998, the Company provided Medley Group a financial accommodation in consideration for $150,000 per annum. This fee is payable each year the Company continues to extend such financial accommodation. Specifically, the Company posted a $1.475 million standby letter of credit on behalf of Medley Group. This letter of credit was posted for the purpose of securing the performance of certain equipment leases sold by Medley Group to an unrelated party. The Company's financial exposure under this letter of credit has been collateralized by the pledge by Medley Group to the Company of 750,000 shares of the Company's Common Stock owned by Medley Group, which Common Stock, for purposes of the pledge, has an agreed upon value of $2.50 per share.

         During December 1998, the Company agreed to forgive an outstanding loan in the then outstanding amount of $68,000 made to Mr. Robert Press at the rate of 20% per year beginning during Fiscal 1999.

         On December 31, 1999, the Company entered into an agreement with Medley Group pursuant to which, among other things, the manner in which the then $663,089.24 outstanding intercompany debt owing to the Company by Medley Group was scheduled for repayment. Specifically, Medley Group paid the Company $50,000 upon the execution of such agreement and agreed to pay the Company the remaining balance by December 31, 2004.

         During January 1999, the Company, through Ameri-Cap Mortgage, acquired from Mr. Maynard Hellman, 80% of the outstanding capital stock of Suncoast Title Company, Inc., a Florida title insurance company ("Suncoast"), for 50,000 shares of the Company's Common Stock. The Company has agreed to acquire the remaining outstanding capital stock of Suncoast from Mr. Hellman through 2003 for an aggregate of 50,000 additional shares of Common Stock.

         During February 1999, the Company, through its Ameri-Cap Factors subsidiary, acquired from Mr. Hellman .6% of the outstanding capital stock of Ameri-Med Financial Services, Inc., a Florida medical receivable financing business ("Ameri-Med Financial"), for 140,000 shares of Common Stock. Ameri-Cap Factors previously owned 80% of the outstanding capital stock of Ameri-Med Financial. The Company has agreed, beginning in February 2000, and in February of each year thereafter through 2004, to acquire an additional .6% of the capital stock of Ameri-Med Financial owned by Mr. Hellman for 35,000 additional shares of Common Stock.

         During February 1999, the Company acquired from Mr. Hellman the right to exchange Mr. Hellman's 7% interest in Ameri-Cap Mortgage for 400,000 shares of Common Stock. The Company has agreed to exchange 1.4% of Mr. Hellman's interest in Ameri-Cap Mortgage annually, beginning in February 2000, for 80,000 shares of Common Stock.

         Except as set forth in this Item 12 or in the Executive Compensation section of this Annual Report, during the last two fiscal years of the Company, there has not been any transaction or series of transactions to which the Company was or is a party in which the amount involved exceeded or exceeds $60,000 and in which any Director, executive officer, holder of more than 5% of the Company's Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

ITEM 13. EXHIBITS

The following are filed as part of this Report:

           (a)  FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----

                Reports of Independent Certified Public Accountants                     F-2

                Consolidated Balance Sheet at December 31, 1999                         F-4

                Consolidated Statements of Operations for each of the two
                  years in the period ended December 31, 1999                           F-5

                Consolidated Statements of Changes in Stockholders' Equity
                  for each of the two years in the period ended
                  December 31, 1999                                                     F-6

                Consolidated Statements of Cash Flows for each of the
                  two years in the period ended December 31, 1999                       F-7

                Notes to Consolidated Financial Statements                              F-9

       (b)           FINANCIAL STATEMENT SCHEDULES

                  None

       (c)           EXHIBITS

       3.1 Amended and Restated Certificate of Incorporation of the Company (the "Restated Certificate") (Incorporated by reference to
                Exhibit 3.1 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

       3.2 Certificate of Amendment to the Restated Certificate (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                1998).

      3.3 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series A 10% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333- 24937)).

       3.4 Certificate of the Powers, Designations, Preferences and Rights of the Company's Series B Preferred Stock ( Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       3.5 Certificate of Designation, Rights and Preferences relating to shares of the Company's Series C 6% Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       3.6 By-Laws of the Company (Incorporated by reference to Exhibit 3.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

       4.1      Specimen Common Stock Certificate (Incorporated by reference to
                Exhibit 4.1 to Post- Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

       4.2 Specimen Warrant Certificate (included as Exhibit A to Exhibit 4.3) (Incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

       4.3 Warrant Agency Agreement, dated December 1997, between the Company and American Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333- 24937)).

       10.1     Employment Agreement, dated as of March 1, 1998 between Robert
                D. Press and the Company (Incorporated by reference to Exhibit
                10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

       10.2 Amendment, dated December 31, 1998, to Employment Agreement between Robert D. Press and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.3 Second Amendment to Employment Agreement, dated December 15, 1999, between Robert D. Press and the Company.

       10.4 Employment Agreement, dated December 23, 1998, between the Company and Maynard J. Hellman (Incorporated by reference to
                Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.5 Amendment No. 1 to Employment Agreement, dated December 16, 1999, between Maynard J. Hellman and the Company.

       10.6 Employment Agreement, dated as of January 4, 1999, between Alyce Schreiber and the Company.

       10.7 Employment Agreement, dated as of May 16, 1999, between Charles Litt and the Company.

       10.8 Employment Agreement, dated April 1, 2000, between Vern Landeck and the Company.

       10.9 Loan and Security Agreement, dated May 8, 1998, between Ameri-Cap Factors and FINOVA (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

       10.10 Continuing Corporate Guaranty, dated May 8, 1998, issued by the Company to FINOVA (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

       10.11 Mortgage Loan Warehousing and Security Agreement, dated March 26, 1999, among Suntrust Bank, Miami, National Association, Ameri-Cap Mortgage, Ameri-Cap Lending Corp. and

                Ameri-Cap Mortgage Services, Inc. (Incorporated by reference to
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).

       10.12 Stock Purchase Agreement, dated October 1999, among the Company, TAC, Travelers and the Shareholders of Travelers (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999).

       10.13 First Amendment, dated October 1999, to Stock Purchase Agreement dated October 1999, among the Company, TAC, Travelers and the Shareholders of Travelers (Incorporated by reference to Exhibit
                10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.14 Loan and Security Agreement, dated September 23, 1999, between FINOVA and TAC, TLC and Trace, as amended (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.15 Securities Purchase Agreement, dated as of November 5, 1999, among the Company, Esquire Trade & Finance Inc., Austinvest Anstalt Balzers, Nesher Inc., Amro International, S.A., Altra Trading & Investments Ltd., Ellis Enterprises and Ronald Nash (Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.16    Form of Preferred Warrant (Incorporated by reference to Exhibit
                10.3 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.17 Loan and Security Agreement, dated as of November 5, 1999, between TAC and BHC (Incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.18    Form of Travelers Warrant (Incorporated by reference to Exhibit
                10.5 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.19    Form of Finantra Warrant (Incorporated by reference to Exhibit
                10.6 to Amendment No. 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999).

       10.20 Gateway Consumer Finance Contracts Program, effective as of January 6, 2000, between the Company, TAC and Gateway (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K for an event dated January 6, 2000).

       10.21 Stock Pledge Agreement, dated December 24, 1997, between Medley Group and the Company (Incorporated by reference to Exhibit
                10.30 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

       10.22 Letter Agreement, dated December 24, 1997, between Medley Group and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1997).

       10.23 Promissory Note, dated February 4, 1998, issued by Robert D. Press to the Company in the principal amount of $60,000 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31,
                1998).

       10.24 Promissory Note, dated March 9, 1998, issued by Tract 4, Inc. to the Company in the principal amount of $200,000 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998).

       10.25 Stock Purchase Agreement, dated December 31, 1998, between Ameri-Cap Mortgage, Maynard J. Hellman and the Company (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                1998).

       10.26 Stock Exchange Agreement, dated December 16, 1998, between Maynard J. Hellman, AmeriCap Factors and the Company (Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                1998).

       10.27 Stock Exchange Agreement, dated December 16, 1998, between Maynard J. Hellman and the Company (Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.28 Warrant for 500,000 shares of Common Stock, dated October 16, 1998, issued by the Company to Maynard J. Hellman (Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.29 Agreement, dated December 31, 1998, between the Company and Medley Group (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1998).

       10.30 Lease Agreement, dated November 4, 1998, between SKW II Real Estate Partnership and the Company (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

       10.31 The Company's 1997 Stock Option Plan (Incorporated by reference to Exhibit 10.06 to PostEffective Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-24937)).

       16 Letter from Daszkal, Bolton, Manela, Devlin & Company (Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K for an event dated January 24, 2000).

       21       Operating Subsidiaries of the Company

       27       Financial Data Schedule

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FINANTRA CAPITAL, INC.

Date: April 28, 2000             By:  /s/ ROBERT D. PRESS
                                      --------------------------------------
                                      Robert D. Press, Chairman of the Board

Date: April 28, 2000             By:  /s/ VERN E. LANDECK
                                      -------------------------------------
                                      Vern E. Landeck, Chief Financial Officer

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

SIGNATURE                           TITLE                                                         DATE
---------                           -----                                                         ----
/s/ ROBERT D. PRESS                 Chairman of the Board and Chief Executive Officer             April 28, 2000
----------------------
Robert D. Press

/s/ CHARLES LITT                    President and Director                                        April 28, 2000
----------------------
Charles Litt

/s/ MAYNARD J. HELLMAN              General Counsel and Director                                  April 28, 2000
----------------------
Maynard J. Hellman

/s/ ARTHUR J. PRESS                 Director                                                      April 28, 2000
----------------------
Arthur J. Press

/s/ EVALDO F. DUPY                  Director                                                      April 28, 2000
----------------------
Evaldo F. Dupuy

/s/ THOMAS W. DWYER                 Director                                                      April 28, 2000
----------------------
Thomas W. Dwyer

/s/ ALYCE B. SCHREIBER              Executive Vice President, Secretary and Director              April 28, 2000
----------------------
Alyce B. Schreiber



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


PricewaterhouseCoopers LLP
Ft. Lauderdale, Florida
March 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Finantra Capital, Inc. and subsidiaries

We have audited the consolidated balance sheet of Finantra Capital, Inc.
and subsidiaries, as of December 31, 1998, and the related accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Finantra Capital, Inc. and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audit.

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
                                                                         ------------
Commitments and contingencies (Note 20)


Stockholders' equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized,
  3,231,784 issued:
  Series A redeemable convertible preferred stock,
    2,728,004 shares issued and outstanding                                    27,279
  Series B convertible preferred stock, $.01 par value,
    500,000 shares authorized; 500,000 shares issued and outstanding            5,000
  Series C 6% convertible preferred stock, $.01 par value,
    3,800 shares authorized; 3,780 shares issued and outstanding                   38
Common Stock, $.01 par value, 50,000,000 shares authorized;
  9,329,161 shares issued and outstanding                                      93,291
Additional paid-in capital                                                 25,388,036
Accumulated deficit                                                        (6,350,526)
                                                                         ------------
    Total stockholders' equity                                             19,163,118
                                                                         ------------
    Total liabilities and stockholders' equity                           $ 66,535,520
                                                                         ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                   1999              1998
                                                               ------------      ------------
REVENUES:
Broker fees and gains on sales of mortgage loans               $  3,222,823      $    529,137
Finance income                                                    2,716,763           276,199
Factoring fee income                                              1,476,019           889,791
Leasing income                                                      367,458         3,440,434
Servicing income                                                    682,611                --
Consulting and advisory fees                                        972,000           308,470
Medical billing fees                                                531,025           709,521
Other income                                                      1,635,315         3,581,388
                                                               ------------      ------------
     Total revenues                                              11,604,014         9,734,940
                                                               ------------      ------------

EXPENSES:
Compensation and employee benefits                                6,306,211         4,186,001
Consulting and marketing fees                                     1,443,738           230,031
Leasing and equipment cost                                               --         3,189,162
Occupancy and equipment                                           1,767,899           370,326
Legal and accounting                                                455,350           454,113
Interest expense                                                  1,389,295           201,276
Provision for credit losses                                         482,727         1,107,269
Indirect loan expenses                                              420,006                --
Other expenses                                                    1,229,765           949,054
                                                               ------------      ------------
     Total expenses                                              13,494,991        10,687,232
                                                               ------------      ------------
     Loss before income taxes and minority interest              (1,890,977)         (952,292)
Income tax benefit                                                      355            65,960
Minority interest in net (income) loss of consolidated
 subsidiaries                                                         9,776           (11,749)
                                                               ------------      ------------
    Net loss                                                     (1,880,846)         (898,081)
Preferred stock dividends                                          (477,550)         (294,604)
                                                               ------------      ------------
     Net loss applicable to common stockholders                $ (2,358,396)     $ (1,192,685)
                                                               ============      ============
Net loss per basic and diluted common share
                                                               $       (.34)     $       (.32)
                                                               ============      ============
Weighted average common shares outstanding
                                                                  6,944,692         3,691,956
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
                                ==========   =======    =========   =======  ==========  ===========   ===========    ===========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                                   1999                1998
                                                              ------------        ------------
Cash flows from operating activities:
   Net loss                                                   $ (1,880,846)       $   (898,081)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
         Depreciation and amortization                             830,015             228,253
         Provision for credit losses                               482,727           1,107,269
         Common stock issued for services                          522,894             578,880
   Changes in assets and liabilities:
      Purchases of loans available for sale and
        net originations of reeivables                         (97,706,142)         (5,073,003)
      Proceeds from sales of loans available
        for sale                                                91,621,213                  --
      Increase (decrease) in accounts payable
        and accrued expenses                                       (19,477)            925,431
      Increase in client reserves and client payouts                28,708
      Increase in other assets                                  (3,140,182)            (78,898)
                                                              ------------        ------------
Net cash used by operating activities                           (9,261,090)         (3,210,149)
                                                              ------------        ------------

Cash flows from investing activities:
   Purchase of subsidiary                                      (14,080,359)             46,044
   Change in capital lease obligation                                   --             (76,511)
   Notes acquired for cash                                              --          (1,012,000)
   Increase in related party receivables                          (888,097)           (792,964)
   Decrease in certificate of deposit - restricted                  25,000             225,000
   Purchase of fixed assets                                       (924,422)                 --
                                                              ------------        ------------
Net cash used by investing activities                          (15,867,878)         (1,610,431)
                                                              ------------        ------------

Cash flows from financing activities:
   Net increase in lines of credit                              12,249,458           2,643,571
   Proceeds from issuance of notes payable and
     other ineterest bearing obligations                         3,624,085             100,000
   Repayment of preferred stock                                         --            (322,361)
   Proceeds from issuance of Series C
     preferred stock                                             3,780,000
   Repayments of notes payable and
     other interest bearing obligations                            (83,334)           (166,297)
   Preferred stock dividends                                      (204,375)            420,268
   Issuance of common stock                                      6,107,269             (89,644)
   Exercise of warrants for common stock                           199,570             300,000
   Prepayments of notes payable-related party                     (270,000)            500,000
   Purchase of treasury stock                                      (31,150)                 --
                                                              ------------        ------------
Net cash provided by financing activities                       25,371,523           3,385,537
                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents               242,555          (1,435,043)
Cash and cash equivalents - beginning of period                    971,760           2,406,803
                                                              ------------        ------------
Cash and cash equivalents - end of period                     $  1,214,315        $    971,760
                                                              ============        ============






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                     1999            1998
                                                                 -------------   -------------

Supplemental disclosures of cash flow
   information:
      Interest paid                                              $  1,003,933      $     74,961
                                                                 ============      ============

Stock issued for acquisitions                                                      $  3,177,346
                                                                                   ============
Acquisition of businesses:
     Fair value of assets acquired                                (44,728,039)
     Liabilities assumed                                           21,128,039
     Note payable issued                                            5,000,000
     Stock issued                                                   2,728,530
                                                                 ------------
     Cash paid                                                    (15,871,470)
     Less cash acquired                                             1,791,111
                                                                 ------------
     Net cash paid                                               $(14,080,359)
                                                                 ============


Supplemental disclosure of non-cash investing and
  financing activities:
     Exchange of notes payable for common stock                   $   310,000
     Assets acquired for stock                                        150,000
     Exchange of preferred stock for common stock                      23,081
     Issuance of treasury stock for notes receivable                   34,644







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

Specific valuation allowances are established for non-homogenous impaired loans in the amount by which the carrying value, before any allowance for credit losses, exceeds the fair value of collateral less costs to dispose on an individual receivable basis. Impairment is evaluated on a pool basis for certain pools of homogenous receivables. The Company considers a receivable to be impaired when, based on current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the receivable agreement. Impairment losses are recognized through an increase in the allowance for credit losses and a corresponding charge to the provision for credit losses.

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

CLIENT RESERVES

Client reserves represent amounts withheld on consumer installment contracts purchased by the Company. Chargeoffs resulting from borrower defaults may be charged against the client reserves based on the underlying contract with the client. If these charges result in a reduction of the client reserves to zero, incremental charges are recorded through the allowance for credit losses. If the charges do not exceed the client reserves, the client reserves are refunded to the client based on an analysis of client delinquency and minimum reserve requirements.

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

LIQUIDITY

The Company's business requires substantial cash to support the growth of loan production and operations. In general, the Company finances the purchase of loans through various credit and wharehouse facilities. The Company funds through these facilities approximately 72% of factored receivables, approximately 98% of mortgage loans and between approximately 70% and 90% of other finance receivables, and funds the remainder of the purchase price through its capital. The Company generates negative cash flow from operations and expects to continue to do so as long as it continues to experience significant growth in its receivables portfolio. As the Company continues to increase the volume of receivables purchased, it must secure additional capital to support its growth. Failure to secure additional capital or to consummate securitizations and other sales transactions may result in a significant adverse effect on the Company's financial position and results of operations.

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

On January 1, 1999, through an 80% owned subsidiary of the Company, the Company acquired 80% of the outstanding common shares of Suncoast Title Company ("Suncoast") from an affiliate of the Company for 50,000 shares of the Company's common stock. The Company is obligated to issue a total of 50,000 additional shares of common stock to acquire the remaining 20% of Suncoast common stock over a 5 year period ending December 31, 2003. The acquisition was accounted for as a purchase. Suncoast had no significant assets or results of operations at the date of acquisition.

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
                                                      ===========        ===========


FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1999, the prime rate was 8.5% and LIBOR was 6.0%.

NOTE 11 - NOTES PAYABLE AND OTHER INTEREST BEARING OBLIGATIONS

Notes payable and other interest bearing obligations were comprised of the following at December 31 1999:

Notes payable to financial institutions:

    Note payable at 13.5% interest rate maturing November
    2000.                                                    $3,580,000

    Various notes at interest rates varying from 9% to
    10.5%, due in monthly installments through 2001
    collateralized by certain lease receivables.                 34,246

Notes payable to individuals:

    Notes payable at 10% interest. Notes were for
    various amounts maturing November 2002.                   4,916,666

    8% note payable in sixty monthly
    installments of $4,460 plus interest at 8%, secured
    by certain furniture, fixtures and equipment,
    maturity date July 15, 2001.                                 79,397
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

WARRANTS ISSUED

At December 31, 1999, warrants to purchase 2,176,131 common shares are exercisable at a strike price of $3.25 through November 2001; 500,000 warrants are exercisable until December 2002 at a strike price of $2.50 per share; 138,625 warrants are exercisable until December 2002 at a strike price of $1.50 per share; and 1,566,500 warrants are exercisable until July 2002 at a strike price of $5.75. In addition at December 31, 1999, the Company had other warrants outstanding arising from various acquisitions and other financing activities to acquire an aggregate of 2,644,080 shares of common stock at exercise prices ranging from approximately $1.20 to approximately $3.50. These other warrants are exercisable at various times through December 2004.

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

NOTES PAYABLE AND OTHER INTEREST BEARING OBLIGATIONS AND NOTES PAYABLE - RELATED
PARTIES: The fair values for interest bearing obligations were estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of demand notes approximate the carrying value.

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

Note receivable from an affiliated company, 8% interest rate, payable
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

During January 1999, the Company, through its Ameri-Cap Mortgage subsidiary, acquired from a director of the Company, 80% of the outstanding capital stock of Suncoast for 50,000 shares of the Company's Common Stock. The Company has agreed, through 2003, to acquire the remaining 20% of the outstanding capital stock of Suncoast for an aggregate of 50,000 additional shares of the Company's common stock.

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

FINANTRA CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes certain financial data for the Company's business segments:


                                       Revenues         Expenses           Net Loss        Total Assets
                                     ------------      ------------      ------------      ------------

December 31, 1999:
Business Finance                     $  4,109,291      $  5,806,236      $   (679,490)     $ 56,224,979
Consumer Finance                        7,531,186         8,344,573          (807,082)       10,310,541
Corporate items and eliminations         (36,463)           655,818          (394,274)               --
                                     ------------      ------------      ------------      ------------
                                     $ 11,604,014      $ 13,494,991      $ (1,880,846)     $ 66,535,520
                                     ============      ============      ============      ============

December 31, 1998
Business Finance                     $  9,391,071      $ 10,206,594      $   (815,323)     $ 16,998,001
Consumer Finance                          565,032           646,700           (81,668)        1,239,685
Corporate items and other                (221,163)         (166,062)           (1,090)       (4,619,499)
                                     ------------      ------------      ------------      ------------
                                     $  9,734,940      $ 10,687,232      $   (898,081)     $ 13,618,187
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

                                  EXHIBIT INDEX

       NO.                    DESCRIPTION
       ---                    -----------

       10.3 Second Amendment to Employment Agreement, dated December 15, 1999, between Robert D. Press and the Company.

       10.5 Amendment No. 1 to Employment Agreement, dated December 16, 1999, between Maynard J. Hellman and the Company.

       10.6 Employment Agreement, dated as of January 4, 1999, between Alyce Schreiber and the Company.

       10.7 Employment Agreement, dated as of May 16, 1999, between Charles Litt and the Company.

       10.8 Employment Agreement, dated April 1, 2000, between Vern Landeck and the Company.

       21       Operating Subsidiaries of the Company

       27       Financial Data Schedule