Form 10QSB
period 2000-03-31
FINANTRA CAPITAL INC
filed 2000-05-19
CIK 1037271

 ------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the period from _________ to ____________

                        Commission File Number 000-22681

                             FINANTRA CAPITAL, INC.
 ------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                            13-3571419
 ----------------------------------                   -------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

        150 SOUTH PINE ISLAND ROAD, SUITE 500, PLANTATION, FLORIDA 33324
 ------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 577-9225
 ------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  [X]    No   [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING
         CLASS                                           ON MAY 17, 2000
         -----                                   -----------------------------

Common Stock, par value $.01 per share              14,676,239 shares

Transitional Small Business Disclosure Format       Yes [ ]    No [X]

                             FINANTRA CAPITAL, INC.

                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I            FINANCIAL INFORMATION

      Item 1      Condensed Consolidated Financial Statements (Unaudited)               3

                  Condensed Consolidated Balance Sheet at March 31, 2000                3

                  Condensed Consolidated Statements of Operations for the
                  Three Months ended March 31, 2000 and 1999                            4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months ended March 31, 2000 and 1999                                  5

                  Notes to Condensed Consolidated Financial Statements                  6

      Item 2      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   9

PART II                    OTHER INFORMATION

    Item 2        Changes in Securities and Use of Proceeds                             13

    Item 6        Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                              14



                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Assets:
   Cash and cash equivalents                                                             $  6,187,938
   Certificate of deposit-restricted                                                        1,450,000
   Loans available for sale                                                                 6,056,554
   Finance receivables, net                                                                35,935,761
   Lease receivables, net                                                                   1,240,361
   Other receivables, net                                                                   7,524,517
   Due from related parties                                                                 1,755,574
   Property and equipment, net                                                                694,733
   Goodwill, net                                                                           11,496,617
   Other assets                                                                             4,235,584
                                                                                         ------------
         Total assets                                                                      76,577,639
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                                                 $  1,719,776
   Client reserves                                                                          5,289,921
   Client payouts                                                                           1,279,825
   Credit balances of factoring clients                                                       836,846
   Lines of credit                                                                         32,048,250
   Notes payable and other interest bearing obligations                                     8,532,108
   Notes payable-related parties                                                               38,000
   Capital leases                                                                              57,217
                                                                                         ------------
         Total liabilities                                                                 49,801,943
                                                                                         ------------

Commitments and Contingencies (Note 7)

Stockholders' equity:
        Preferred stock, 15,000,000 shares authorized, 3,231,784 issued:
            Series A redeemable convertible preferred stock,
                $.01 par value, _____ shares authorized; 2,728,004
                shares issued and outstanding                                                  27,279
        Series B convertible preferred stock, $.01 par value, 500,000
              shares authorized; 500,000 shares issued and outstanding                          5,000
        Series C 6% convertible preferred stock, $.01 par value,
              3,800 shares authorized; 3,780 shares issued and outstanding                         38
        Common stock, $.01 par value, 50,000,000 shares authorized;
              13,850,206 shares issued and outstanding                                        138,501
        Additional paid-in capital                                                         33,704,732
        Accumulated deficit                                                                (7,099,854)
                                                                                         ------------
        Total stockholders' equity                                                         26,775,696
                                                                                         ------------
Total liabilities and stockholders' equity                                               $ 76,577,639
                                                                                         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -----------------------------
                                                                    2000                    1999
                                                                    ----                     ----
Revenues:
      Broker fees and gains on sales of mortgage loans           $ 1,113,208             $         0
      Finance income                                               2,145,750                 199,506
      Factoring fee income                                           528,890                 568,625
      Leasing income                                                  74,270                  50,702
      Servicing income                                               655,230                       0
      Medical billing fees                                               411                 149,965
      Consulting and advisory fees                                    50,000                 177,000
      Other income                                                   663,699                 214,380
                                                                 -----------             -----------
                  Total revenues                                   5,231,458               1,360,178
                                                                 -----------             -----------

Expenses:
      Compensation and employee benefits                           2,461,988                 941,331
      Consulting and marketing fees                                  420,906                 103,775
      Occupancy and equipment                                        585,903                 205,630
      Legal and accounting                                           305,859                 138,443
      Interest expense                                             1,062,835                  82,926
      Provision for credit loss                                      175,371                       0
      Indirect loan expense                                          236,278                  22,115
      Other expenses                                                 394,624                 304,595
                                                                 -----------             -----------
                  Total expenses                                   5,643,764               1,798,815
                                                                 -----------             -----------
Loss before minority interest                                       (412,306)               (438,637)
Minority interest in loss of consolidated subsidiaries                     0                  11,800
                                                                 -----------             -----------
Net loss                                                            (412,306)               (426,837)
Preferred stock dividends                                           (337,022)                (68,200)
                                                                 -----------             -----------
Net loss applicable to common stockholders                       $  (749,328)            $  (495,037)
                                                                 ===========             ===========
Weighted average common shares outstanding                        12,248,013               4,627,727
                                                                 ===========             ===========

Net loss per basic and diluted common share                      $     (0.06)            $     (0.11)
                                                                 ===========             ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                              ---------------------------
                                                                              2000                   1999
                                                                              ----                   ----
Cash flows from operating activities:
   Net cash (used) provided by operating activities                        (4,070,472)             (1,670,155)

Cash flows from investing activities:
   Increase in related parties receivables                                        900                 342,577
   Purchases of property and equipment                                       (176,046)               (267,450)
                                                                          -----------             -----------
      Net cash used by investing activities                                  (175,146)                 75,127

Cash flows from financing activities:
   Net increase (decrease) in lines of credit                               2,205,221                (155,911)
   Proceeds from debt                                                       1,288,025               7,335,700
   Repayment of debt                                                       (1,313,726)             (8,680,217)
   Proceeds from related party debt                                             8,000                       0
   Repayment of capital leases                                                (52,426)                      0
   Payment of preferred stock dividends                                       (29,897)                (68,200)
   Issuance of common stock                                                 7,114,044               3,464,450
   Purchase of treasury stock                                                       0                 (31,150)
                                                                          -----------             -----------
      Net cash provided by financing activities                             9,219,241               1,864,672
                                                                          ===========             ===========
Net increase in cash                                                        4,973,623                 269,644

Cash - beginning                                                            1,214,315                 971,760
                                                                          -----------             -----------
Cash - end                                                                  6,187,938               1,241,404
                                                                          ===========             ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                            $ 1,012,835             $        --
                                                                          ===========             ===========


Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of
      subsidiaries                                                        $        --             $   712,500
                                                                          ===========             ===========
   Issuance of common stock for services                                  $        --             $    41,500
                                                                          ===========             ===========

   Exchange of finance receivable for other receivables                   $ 6,000,000                      --
                                                                          ===========             ===========
   Common stock issued as contingent purchase price for
      acquisitions                                                        $   682,031                      --
                                                                          ===========             ===========
   Imputed dividend on Series C preferred stock                           $   307,125                      --
                                                                          ===========             ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statement for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain items in the condensed consolidated financial statements for the interim period ended March 31, 1999 have been reclassified to conform with the current presentation. These reclassifications had no effect on the previously reported net loss.

NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2000, the Company issued additional shares of common stock as described below.

The Company issued 2,828,545 shares to private investors for total proceeds of $7,114,045.

The Company issued 242,500 shares as consideration under exchange agreements related to certain prior year acquisitions for which the Company was obligated to issue additional shares to the minority shareholders. Of these shares, 127,500 were issued to a Director of the Company who is a minority shareholder in certain subsidiaries of the Company.

Pursuant to an employment agreement, the Company granted 1,450,000 shares to an executive officer of the Company. Of these shares, 1,400,000 are subject to forfeiture by the executive ratably over a seven

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

year term if the executive leaves the employment of the Company. Accordingly, the issuance of these shares was recorded as deferred compensation in shareholders' equity and will be amortized as compensation expense over the seven year term.

NOTE 4 - EARNINGS PER SHARE

Potential dilutive common shares have been excluded from the diluted earnings per share calculation as a net loss was incurred for the period, an inclusion of such shares would be antidilutive.

NOTE 5 - FINANCE RECEIVABLES

During the quarter ended March 31, 2000, the Company securitized and sold $6.6 million of finance receivables, which were comprised of consumer finance contracts. The Company received proceeds of $6 million in the form of two short-term notes receivables from the buyers, which are included in other receivables in the consolidated balance sheet at March 31, 2000, and retained a beneficial interest in the amount of $898,000. The sale resulted in a gain of $309,000, which is included in other income in the condensed consolidated statements of operations.

NOTE 6 - BUSINESS SEGMENTS

Management of the Company reports the results of operations of the Company through two primary business segments: BUSINESS FINANCE, which specializes principally in accounts receivable factoring and equipment leasing; and CONSUMER FINANCE, which specializes principally in mortgage banking, consumer finance and other types of specialty finance.

The following table summarizes certain financial data for the Company's business segments:

                                           REVENUES          EXPENSES           NET LOSS          TOTAL ASSETS
                                           --------          --------           --------          ------------

March 31, 2000:
Business Finance......................   $  554,893         $  644,080         $  (89,187)          $ 3,932,815
Consumer Finance......................    4,412,905          4,209,542            203,363            61,527,607
Corporate items and other.............      263,660            790,142           (526,482)           11,117,217
                                         ----------         ----------         ----------           -----------
                                         $5,231,458         $5,643,764         $ (412,306)          $76,577,639
                                         ==========         ==========         ==========           ===========


March 31, 1999:
Business Finance......................   $  880,325         $  810,692         $   69,633           $ 5,674,989
Consumer Finance......................      151,980            481,875           (329,895)            1,926,733
Corporate items and
  eliminations........................      327,873            506,248           (178,375)            7,571,256
                                         ----------         ----------         ----------           -----------
                                         $1,360,178         $1,798,815         $ (438,637)          $15,172,978
                                         ==========         ==========         ==========           ===========


                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various kinds of equipment under operating leases. No significant changes to the terms or amounts of these operating leases occurred since December 31, 1999.

LITIGATION

The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to March 31, 2000, the Company issued to private investors for cash approximately 527,000 shares of Common Stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Finantra Capital, Inc., a Delaware corporation (the "Company"), is a diversified, multi-faceted specialty finance company principally engaged in lending activities related to accounts receivable factoring, equipment leasing, mortgage banking, consumer finance and other types of specialty financing. The Company also provides accounting and collections services to other entities. The Company's business is conducted, generally, through two principal operating arms
- the Company's commercial asset business finance group, and the Company's consumer finance group. The commercial asset business finance group, operating under the umbrella of the Company's Ameri-Cap Business Finance Group, Inc. holding company subsidiary, specializes, principally, in accounts receivable factoring and equipment leasing. The consumer finance group, operating under the umbrella of the Company's Ameri-Cap Consumer Finance Group, Inc. holding company subsidiary ("ACFG"), specializes, principally, in mortgage banking and other retail specialty financing lines.

         The Company's emergence into the consumer specialty finance industry was solidified by the Company's acquisition, its largest to date, through the Company's Travelers Acquisition Co. subsidiary ("TAC"), of Travelers Investment Corporation ("Travelers"), as of September 30, 1999. Travelers is a California-based specialty consumer finance company which, for the past 25 years, has been engaged, generally, in the acquisition, management, servicing and collection of individual consumer contracts. Travelers operates under the Company's ACFG consumer finance group umbrella.

         In addition to its commercial asset finance and consumer finance arms, the Company has also established an Internet financial services company subsidiary, Finantra Internet Services.com, Inc., as a platform for the distribution of financial products and services, in particular, residential mortgages, through the Internet.

         Since the consummation, during January 1998, of the Company's initial public offering of securities, the Company's operations have focused primarily on growing an operation base and establishing a market presence in each of the aforementioned business segments. The Company's primary strategy for achieving its necessary growth and market presence has been, among other things, to pursue acquisitions of existing enterprises which, in the Company's opinion, have management experience and earnings potential and long-term growth possibilities, and obtaining institutional lines of credit for each business line. Having established operations in each of its commercial assets business finance and consumer finance arms, the Company's current principal strategy for making its operations more profitable is to bundle (or combine and package) financial products and services. The Company believes that by bundling products and services, it will be positioned to more effectively compete since, as the volume of the transactions it handles increases, the more likely the Company will have access to less costly leasing, factoring, mortgage banking and retail consumer financing lines.

         In an effort to further solidify the Company's emergence into the retail specialty finance industry, the Company, during January 2000, through its Travelers Acceptance Corporation and T.A.C. Technology Finance Corp. subsidiaries, entered into a Consumer Finance Contracts Program (the "Program") with Gateway Companies, Inc., a New York Stock Exchange Company ("Gateway"). Pursuant to the Program, among other things, Gateway has agreed to assign to the Company Gateway customer contracts (the "Contracts") for computers, software, accessories, certain warranties and other related goods and services sold by Gateway or any of its vendors in the ordinary course of Gateway's business (collectively, the "Goods") to consumers for individual, family, personal or household use, and the Company has agreed to accept such assignments of Contracts and finance loans to Gateway's customers to pay Gateway for the Goods being purchased under the Contracts. In general, the Company has agreed to pay Gateway for Contracts for Goods assigned under the Program by Gateway to the Company at a purchase price per Contract equal to the total principal amount to be financed by the Company under such Contract less a negotiated discount. Pursuant to the Program, Gateway has agreed to make commercially reasonable efforts to assign to the Company, and the Company has agreed to make commercially reasonable efforts to accept assignments of Contracts, of not less than a fixed amount per month.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         For the three months ended March 31, 2000 ("First Quarter 2000"), the Company generated revenues of $5,231,458, an increase of $3,871,280, or approximately 285%, from revenues of $1,360,178 for the three months ended March 31, 1999 ("First Quarter 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, subsequent to First Quarter 1999, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to First Quarter 1999, of the Company's consumer retail loan (Travelers), mortgage banking and accounts receivable factoring operations. During First Quarter 1999, the Company's revenue generating operations were essentially limited to accounts receivable factoring operations.

         During First Quarter 2000, the Company recorded approximately $1.1 million from the gains on the sales of mortgage loans and related broker fees. In addition, during First Quarter 2000, the Company recorded approximately $2.1 million of finance interest attributable directly to its Travelers operations. Moreover, during First Quarter 2000, the Company, through Travelers, recorded approximately $655,000 of servicing income and an additional $309,000 from the gain on the sale of the consumer installments contracts sold by the Company in its first securitization. The Company did not securitize any of its finance contracts during First Quarter 1999.

         During First Quarter 2000, the Company incurred an increase of $3,844,949, or approximately 214%, in total operating expenses over First Quarter 1999 figures. This increase was primarily the result of the Company's acquisition, subsequent to First Quarter 1999, of Travelers and the full-scale implementation, in accordance with the Company's business plan, subsequent to First Quarter 1999, of the Company's consumer retail loan (Travelers), mortgage banking and accounts receivable factoring operations. During First Quarter 1999, the Company's operations were essentially limited to accounts receivables factoring operations.

          As a consequence of the Company's expansion, and, primarily, its acquisition of Travelers, the Company, during First Quarter 2000, incurred approximately $1.0 million of additional interest expense as compared to First Quarter 1999 interest expense. This increase was directly related to borrowings required under the Company's interest-bearing credit facilities to finance consumer retail loans originated by Travelers. In addition, as a result of the Company's growth and expansion (again, primarily relating to its acquisitions of Travelers), the Company incurred approximately $2.9 million of additional compensation and general overhead expenses during First Quarter 2000 as compared to First Quarter 1999.

         As a consequence of the foregoing, the Company recorded a net loss of $412,306 for First Quarter 2000, as compared to a net loss $426,837 for First Quarter 1999. When combined, however, with the provisions for dividends with respect to shares of the Company's Series A and Series C Preferred Stock, the Company incurred a net loss applicable to common stockholders for First Quarter 2000 of $749,328, or approximately $0.06 per share, as compared to a net loss applicable to common stockholders for First Quarter 1999 of $495,037, or approximately $0.11 per share. No shares of Series C Preferred were outstanding during First Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had total assets of $76,577,639, as compared to total assets of $66,535,520 at December 31, 1999. This increase in total assets is primarily the result of (i) the increased number of consumer retail loans, equipment leases, factored accounts receivable, loans held for resale and related financial instruments originated or underwritten by the Company during First Quarter 2000, (ii) the receipt by the Company of approximately $7.1 million in proceeds from the Company's issuance, in privately negotiated transactions (at differing per share purchase prices) with 16 accredited investors, of 2,828,545 shares of Common Stock and (iii) the Company's receipt of $6 million in the form of two short-term notes from the purchasers of $6.6 million of consumer finance contracts securitized and sold by the Company during First Quarter 2000. The $11,496,617 of goodwill, net, recorded on the Company's balance sheet at March 31, 2000 represents the premium over the fair value of net assets acquired by the Company in connection with its acquisitions of its operating divisions. The Company anticipates that the future earnings of the acquired companies will offset the amortization associated with the recording of this goodwill.

         At March 31, 2000, the Company had total liabilities of $49,801,943, as compared to total liabilities of $47,372,402 at December 31, 1999. This slight increase in total liabilities was primarily the result of increased borrowings under the Company's lines of credit necessitated as a result of the Company's increased business activities, primarily in the consumer retail loan (Travelers) area. Due to the increased amount of consumer retail loan business originated by the Company during First Quarter 2000, the Company was also required to record an additional approximate $1.2 million in client reserves at March 31, 2000, as compared to the amount of client reserves at December 31, 1999.

         At March 31, 2000, the Company had total stockholders' equity of $26,775,696, as compared to total stockholders' equity of $19,163,118 at December 31, 1999. This increase in stockholders' equity is attributable directly to the Company's issuance, during First Quarter 2000, of 2,828,545 shares of Common Stock to individual investors in consideration for approximately $7.1 million in proceeds, net of the net loss incurred.

         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for the next 12 months from working capital, cash flow and its interest-bearing credit facilities. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital, cash flow and availability under existing credit facilities prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercial reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or to otherwise significantly curtail or cease operations.

         In addition, subsequent to the end of First Quarter 2000, the Company issued and sold, in separate, privately negotiated transactions (at differing per share purchase prices), to nine accredited investors, an aggregate of 527,000 shares of Common Stock in consideration for an aggregate of approximately $1.9 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During First Quarter 2000, the Company issued and sold, in separate, privately negotiated transactions (at differing per share purchase prices), to 16 "accredited investors" (as defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "1933 Act")), an aggregate of 2,828,545 restricted shares of Common Stock in consideration for an aggregate purchase price of $7,114,044. No fees, commissions or other offering discounts were paid by the Company to anyone in connection with these privately negotiated transactions. The Company utilized the net proceeds from these sales to, among other things, expand its leasing operations and marketing base, to provide working capital for its accounts receivable factoring operations, to augment capital committed to mortgage operations and fund, generally, the Company's business and operations.

         In addition, following the close of First Quarter 2000, the Company issued and sold, in separate, privately negotiated transactions (at differing per share purchase prices), to nine accredited investors, 527,000 restricted shares of Common Stock in consideration for an aggregate purchase price of $1,863,139. No fees, commissions or other offering discounts were paid by the Company to anyone in connection with these privately negotiated transactions. The net proceeds to the Company from these sales were applied substantially in the same manner as the net proceeds derived from the aforementioned private stock sales during First Quarter 2000.

           All of the privately negotiated stock sales disclosed in this Item 2 were made by the Company in reliance upon Section 4(2) promulgated under the 1933 Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         NO.            DESCRIPTION
         ---            -----------

         27             Financial Data Schedule

         (b)      Reports on Form 8-K

         On January 25, 2000, the Company filed a Current Report on Form 8-K for an event dated January 24, 2000, reporting, pursuant to Item 4 of Form 8-K, that it engaged PricewaterhouseCoopers LLP as its principal accountants to replace its former principal accountants, Daszkal Bolton Manela Devlin & Co. The change was made effective January 24, 2000.

         On February 7, 2000, the Company filed a Current Report on Form 8-K for an event dated January 6, 2000, reporting, pursuant to Item 5 of Form 8-K, that it entered into the Consumer Finance Contracts Program with Gateway Companies, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                               FINANTRA CAPITAL, INC.

Dated:  May 19, 2000           By: /s/ ROBERT D. PRESS
                                   --------------------------------------------
                                     Robert D. Press, Chairman of the Board
                                     and Chief Executive Officer

                               By: /s/ VERN E. LANDECK
                                   --------------------------------------------
                                     Vern E. Landeck, Chief Financial Officer

                                  EXHIBIT INDEX

NO.               DESCRIPTION
---               -----------

27                Financial Data Schedule