Form 10QSB/A
period 2000-06-30
FINANTRA CAPITAL INC
filed 2000-08-30
CIK 1037271

 ------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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



                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000
                                   (UNAUDITED)


                                     ASSETS

Assets:
   Cash and cash equivalents                                                             $  4,154,920
   Certificate of deposit-restricted                                                        1,450,000
   Loans available for sale                                                                 2,738,426
   Finance receivables, net                                                                14,245,260
   Lease receivables, net                                                                   1,068,185
   Other receivables, net                                                                  28,536,961
   Due from related parties                                                                 1,784,543
   Property and equipment, net                                                                625,885
   Goodwill, net                                                                           11,284,578
   Other assets                                                                             5,338,207
                                                                                         ------------
         Total assets                                                                      71,226,965
                                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                                                 $  1,068,301
   Client reserves                                                                          5,692,924
   Client payouts                                                                           1,178,296
   Credit balances of factoring clients                                                       327,232
   Lines of credit                                                                         27,341,835
   Notes payable and other interest bearing obligations                                     8,895,013
   Notes payable-related parties                                                               38,000
   Capital leases                                                                              54,804
                                                                                         ------------
         Total liabilities                                                                 44,596,405
                                                                                         ------------


Mandatorily redeemable Series D preferred stock,
  2,000 shares authorized; 1,000 shares issued
  and outstanding, 3.01 par value and $1,000
  stated value per share                                                                    1,000,000

Commitments and Contingencies (Note 7)

Stockholders' equity:
        Preferred stock, 15,000,000 shares authorized, 3,231,784 issued:
        Series A redeemable convertible preferred stock,
                $.01 par value, 2,948,817 shares authorized; 2,728,004
                shares issued and outstanding                                                  27,279
        Series B convertible preferred stock, $.01 par value, 500,000
              shares authorized; 500,000 shares issued and outstanding                          5,000
        Series C 6% convertible preferred stock, $.01 par value,
              3,800 shares authorized; 3,361 shares issued and outstanding                         34
        Common stock, $.01 par value, 50,000,000 shares authorized;
              14,584,166 shares issued                                                        145,841
        Additional paid-in capital                                                         34,685,810
        Treasury stock; 677,500 shares repurchased                                         (2,709,997)
        Accumulated deficit                                                                (6,523,407)
                                                                                         ------------
        Total stockholders' equity                                                         25,630,560
                                                                                         ------------
Total liabilities and stockholders' equity                                               $ 71,226,965
                                                                                         ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                             JUNE 30,
                                                              ----------------------------         ----------------------------
                                                              2000                 1999              2000                   1999
                                                              ----                 ----             ----                    ----
Revenues:
      Broker fees and gains on sales of mortgage loans     $   745,394         $   802,497       $ 1,858,602           $   954,477
      Finance income                                         2,895,480              73,229         5,041,230               120,755
      Factoring fee income                                     281,358             438,138           810,248             1,006,764
      Leasing income                                            69,908             272,145           144,178               322,847
      Servicing income                                         702,750                   0         1,357,980                     0
      Consulting and advisory fees                              50,000             520,000           100,000               697,000
      Medical billing fees                                           0             161,203                 0               311,167
      Gain on securitization and sale of finance
        receivables                                          1,787,546                   0         2,096,546                     0
      Other income                                             139,010              87,117           494,120               301,497
                                                           -----------         -----------       -----------           -----------
                  Total revenues                             6,671,446           2,354,329        11,902,904             3,714,507
                                                           -----------         -----------       -----------           -----------

Expenses:
      Compensation and employee benefits                     2,266,794           1,274,756         4,728,782             2,216,087
      Consulting and marketing fees                            361,185             247,448           782,091               351,223
      Occupancy and equipment                                  621,323             245,632         1,207,226               451,262
      Legal and accounting                                     165,927              97,394           471,786               235,837
      Interest expense                                       1,065,055             167,149         2,127,890               250,075
      Provision for credit loss                                178,340              30,000           353,711                30,000
      Indirect loan expense                                    182,366             107,923           418,644               130,038
      Other expenses                                         1,035,541             386,606         1,430,165               691,201
                                                           -----------         -----------       -----------           -----------
                  Total expenses                             5,876,531           2,556,908        11,520,295             4,355,723
                                                           -----------         -----------       -----------           -----------
Income (loss) before minority interest                         794,915            (202,579)          382,609              (641,216)
Minority interest in subsidiaries                                   --                  --                --                11,800
                                                           -----------         -----------       -----------           -----------
Net income (loss)                                              794,915            (202,579)          382,609              (629,416)
Preferred stock dividends                                     (218,467)            (68,200)         (555,489)             (136,400)
                                                           -----------         -----------       -----------           -----------
Net income (loss) applicable to common stockholders        $   576,448         $  (270,779)      $  (172,880)           $ (765,816)
                                                           ===========         ===========       ===========           ===========
Weighted average common shares outstanding (basic)          14,257,775           6,021,152        13,447,220             5,327,462
                                                           ===========         ===========       ===========           ===========
Weighted average common shares outstanding (diluted)        15,846,334           6,021,152        13,447,220             5,327,462
                                                           ===========         ===========       ===========           ===========
Net income (loss) per basic common share                   $      0.04         $     (0.04)      $     (0.01)          $     (0.14)
                                                           ===========         ===========       ===========           ===========
Net income (loss) per diluted common share                 $      0.04         $     (0.04)      $     (0.01)          $     (0.14)
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

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                FOR THE SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              ---------------------------
                                                                              2000                   1999
                                                                              ----                   ----
Cash flows from operating activities:
   Net cash used by operating activities                                  $(5,314,582)            $  (770,162)
                                                                          -----------             -----------

Cash flows from investing activities:
   (Increase) decrease in related parties receivables                         (28,069)                181,466
   Repayment of note receivable from securitization                         5,000,000                      --
   Purchases of property and equipment                                       (259,463)               (393,610)
   Cash acquired in acquisitions                                                   --                   2,500
   Increase in deposit on acquisitions                                             --                (250,000)
                                                                          -----------             -----------
      Net cash provided (used) by investing activities                      4,712,468                (459,644)
                                                                          -----------             -----------

Cash flows from financing activities:
   Net (decrease) increase in lines of credit                              (2,501,194)                     --
   Proceeds from debt                                                       1,788,025
   Repayment of debt                                                       (1,433,321)             (1,368,513)
   Increase (decrease) in related party debt                                    8,000                (170,000)
   Repayment of capital leases                                                (54,839)                 (5,538)
   Issuance of mandatorily redeemable Series D
      preferred stock                                                       1,000,000                      --
   Payment of preferred stock dividends                                      (145,989)               (136,400)
   Issuance of common stock                                                 7,569,234               3,028,530
   Purchase of treasury stock                                              (2,709,997)                     --
   Proceeds from exercise of warrants and options for common stock             22,800                      --
                                                                          -----------             -----------
      Net cash provided by financing activities                             3,542,719               1,348,079
                                                                          ===========             ===========
Net increase in cash                                                      $ 2,940,605             $   118,273

Cash - beginning                                                          $ 1,214,315             $   971,760
                                                                          -----------             -----------
Cash - end                                                                $ 4,154,920             $ 1,090,033
                                                                          ===========             ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                            $ 2,093,246             $    97,850
                                                                          ===========             ===========


Supplemental noncash investing and financial activities:
   Issuance of common stock for acquisition of
      subsidiaries                                                        $        --             $    52,500
                                                                          ===========             ===========
   Exchange of preferred stock for common stock                           $     1,730             $        --
                                                                          ===========             ===========

   Exchange of finance receivables for other receivables                  $32,164,042             $        --
                                                                          -----------             -----------
   Exchange of finance receivables for cost method investment             $   581,171             $        --
                                                                          ===========             ===========

   Common stock issued as contingent purchase price for
      acquisitions                                                        $   682,031             $        --
                                                                          ===========             ===========
   Imputed dividend on Series C preferred stock                           $   409,500             $        --
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

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


NOTE 1 - PRINCIPLES OF CONSOLIDATION


The accompanying financial statements include the accounts of Finantra Capital, Inc. (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements included in its Form 10-KSB for the year ended December 31, 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


Certain items in the condensed consolidated financial statements for the interim period ended June 30, 1999 have been reclassified to conform with the current presentation. These reclassifications had no effect on the previously reported net loss.

NOTE 3 - STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2000, the Company issued additional shares of common stock as described below.


The Company issued an aggregate of 577,000 shares to private investors for total net proceeds of $992,126. These shares were sold by the Company at prices ranging from $2.50 per share to $3.60 per share.



In addition, pursuant to an employment agreement, the Company issued 50,000 shares to its Chairman of the Board, issued an aggregate of 35,000 shares in satisfaction of consulting services performed by various unrelated persons, issued 173,060 shares upon the conversion into common stock of shares of Series C preferred stock and issued an aggregate of 19,000 shares upon the exercise of certain outstanding options and warrants. The Company received $22,800 upon the exercise of these options and warrants.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

Further, the Company repurchased and placed into its treasury an aggregate of 677,500 shares of common stock. The Company paid approximately $2,710,000, or $4.00 per share, for these shares.


During the quarter ended June 30, 2000 the Company issued 1,000 shares of Series D preferred stock to a private investor at $1,000 per share. The Series D preferred stock is mandatorily redeemable by the Company, if not previously converted into common stock at the election of the holder, after five years from the issuance date.


NOTE 4 - BASIC AND DILUTIVE EARNINGS PER SHARE


Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares for the period. Dilutive earnings per share is calculated by dividing net income available to stockholders by weighted average number of common shares outstanding including the dilutive potential common shares related to outstanding stock warrants, stock options, convertible preferred stock and various stock exchange agreements.



Potential dilutive common shares have been excluded from the three month period ending June 30, 1999 and the six month periods ending 2000 and 1999 earnings per share calculation as a net loss applicable to common stockholders was incurred for the periods and inclusion of such shares would be antidilutive.



The following is a reconciliation of the calculation of basic earnings per share to diluted earnings per share. Potentially dilutive common shares excluded from diluted earnings per share were 2,122,999 and 3,731,700 for the three and six month periods ended June 30, 2000.



                                         For the three                          For the six
                                          months ended                         months ended
                                            June 30,                             June 30,
                                   -------------------------            -------------------------
                                        2000          1999                 2000           1999
                                   ------------   ----------            -----------    ----------
Net income (loss) applicable
  to common stockholders           $    576,448   $ (270,779)           $  (172,880)   $ (765,816)

Weighted average common shares
  outstanding (basic)                14,257,775    6,021,152             13,447,220     5,327,462
                                   ------------   ----------            -----------    ----------

Basic earnings per share           $        .04   $     (.04)           $      (.01)   $     (.14)
                                   ============   ==========            ===========    ==========

Weighted average common shares
  outstanding (basic)                14,257,775    6,021,152             13,447,220     5,327,462

Effect of dilutive securities
  Stock options                         118,009           --                     --            --
  Stock warrants                      1,307,980           --                     --            --
  Preferred stock                            --           --                     --            --
  Exchange agreements                   162,575           --                     --            --
                                   ------------   ----------            -----------    ----------
Weighted average common shares
  outstanding (diluted)              15,846,334    6,021,152             13,447,220     5,327,462
                                   ------------   ----------            -----------    ----------

Diluted earnings per share         $        .04   $     (.04)           $      (.01)   $     (.14)
                                   ============   ==========            ===========    ==========


NOTE 5 - FINANCE RECEIVABLES

During the quarter ended June 30, 2000, the Company securitized and sold $25.4 million of net finance receivables, which were comprised of consumer finance contracts. The Company received consideration of $26.1 million in a short-term note receivable from the purchaser, which is included in other receivables, net, in the condensed consolidated balance sheet at June 30, 2000. The note receivable is a general obligation of the buyer and will be paid to the Company on August 31, 2000. The Company retained a beneficial interest of $6.3 million. The sale resulted in a gain of $1.8 million.

NOTE 6 - BUSINESS SEGMENTS

Management of the Company reports the results of operations of the Company through two primary business segments: BUSINESS FINANCE, which specializes principally in accounts receivable factoring and equipment leasing; and CONSUMER FINANCE.

The following table summarizes certain financial data for the Company's business segments:



                                            TOTAL             TOTAL
                                           REVENUES          EXPENSE            NET INCOME        TOTAL ASSETS
                                           --------          -------            -----------       ------------

At and for the three months ended
June 30, 2000:
Business Finance......................  $   292,150        $   521,021         $ (228,871)          $ 2,317,131
Consumer Finance......................    6,088,548          5,303,722            784,826            59,531,570
Corporate items and other.............      290,748             51,788            288,960             9,378,264
                                        -----------        -----------         ----------           -----------
       Total .........................  $ 6,671,446        $ 5,876,531         $  794,915           $71,226,965
                                        ===========        ===========         ==========           ===========

At and for the three months ended
June 30, 1999:
Business Finance......................  $   937,951        $   926,644         $   11,287           $ 6,119,545
Consumer Finance......................      802,497          1,092,147           (289,650)            3,729,251
Corporate items and other ............      613,881            538,097             75,784             7,201,834
                                        -----------        -----------         ----------           -----------
       Total .........................  $ 2,354,329        $ 2,556,908         $ (202,579)          $17,050,630
                                        ===========        ===========         ==========           ===========



                                            TOTAL             TOTAL
                                           REVENUES          EXPENSE            NET INCOME        TOTAL ASSETS
                                           --------          -------            -----------       ------------

At and for the six months ended
June 30, 2000:
Business Finance......................  $   847,043        $ 1,165,101         $ (318,058)          $ 2,317,131
Consumer Finance......................   10,501,453          9,513,264            988,189            59,531,570
Corporate items and other.............      554,408            841,930           (287,522)            9,378,264
                                        -----------        -----------         ----------           -----------
       Total .........................  $11,902,904        $11,520,295         $  382,609           $71,226,965
                                        ===========        ===========         ==========           ===========

At and for the six months ended
June 30, 1999:
Business Finance......................  $ 1,818,276        $ 1,737,266         $   81,010           $ 6,119,545
Consumer Finance......................      954,447          1,574,022           (619,545)            3,729,251
Corporate items and other ............      941,754          1,044,435           (102,681)            7,201,834
                                        -----------        -----------         ----------           -----------
       Total .........................  $ 3,714,507        $ 4,355,723         $ (641,216)          $17,050,630
                                        ===========        ===========         ==========           ===========


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

NOTE 8 - SUBSEQUENT EVENTS

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


On August 8, 2000, the Company completed the acquisition of all of the issued and outstanding shares of World Residential Mortgage Corporation ("World Residential") for an aggregate purchase price of approximately $100,000, consisting of cash and stock of the Company. As of June 30, 2000, World Residential assets totaled approximately $168,000 and its shareholders' equity totaled approximately $122,000.



On August 18, 2000, the Company signed an agreement and plan of merger with United Financial Mortgage Corporation ("UFM"). The Company will acquire all outstanding shares of UFM's common stock, other than shares held by UFM's largest shareholder, for a combination of cash and common stock of the Company.

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

         In an effort to further solidify the Company's emergence into the retail specialty finance industry, the Company, during January 2000, through its Travelers Acceptance Corporation and T.A.C. Technology Finance Corp. subsidiaries, entered into a Consumer Finance Contracts Program (the "Program") with Gateway Companies, Inc., a New York Stock Exchange Company ("Gateway"). Pursuant to the Program, among other things, Gateway has agreed to assign to the Company Gateway customer contracts (the "Contracts") for computers, software, accessories, certain warranties and other related goods and services sold by Gateway or any of its vendors in the ordinary course of Gateway's business (collectively, the "Goods") to consumers for individual, family, personal or household use, and the Company has agreed to accept such assignments of Contracts and finance loans to Gateway's customers to pay Gateway for the Goods being purchased under the Contracts. In general, the Company has agreed to pay Gateway for Contracts for Goods assigned under the Program by Gateway to the Company at a purchase price per Contract equal to the total principal amount to be financed by the Company under such Contract less a negotiated discount. Pursuant to the Program, Gateway has agreed to make commercially reasonable efforts to assign to the Company, and the Company has agreed to make commercially reasonable efforts to accept assignments of Contracts, that meet the Company's credit criteria. Such credit criteria are at the sole discretion of the Company.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


         For the six months ended June 30, 2000 ("Six Months 2000"), the Company generated revenues of $11,902,904, an increase of $8,187,397, or approximately 220%, from revenues of $3,714,507 for the six months ended June 30, 1999 ("Six Months 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, subsequent to the end of the Six Months 1999 period, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to the end of the Six Months 1999 period, of the Company's consumer retail loan corporation (Travelers), mortgage banking and accounts receivable factoring operations. During the Six Months 1999 period, the Company's revenue generating operations were essentially limited to sales of mortgage loans and accounts receivables factoring operations. During Six Months 2000, the Company recorded $2,096,546 million from the gains on its securitizations of a portion of its consumer finance receivables. In addition, during Six Months 2000, the Company recorded approximately $4,651,558 million of finance interest attributable directly to its Travelers operations. Moreover, during Six Months 2000, the Company through Travelers, recorded $1,357,980 of servicing income. The Company did not securitize any of its finance contracts during Six Months 1999.


         For Six Months ending 2000, total operating expenses increased by $7,164,572, or approximately 164%, over Six Months 1999 figures. This increase was primarily the result of the Company's acquisition, subsequent to the end of the Six Months 1999 period, of Travelers and the full-scale implementation, in accordance with the Company's business plan, of the Company's consumer retail loan (Travelers), mortgage banking and accounts receivable factoring operation. During Six Months 1999, the Company's operations were essentially limited to sales of mortgage loans and accounts receivables factoring operation.


         As a consequence of the Company's expansion and, primarily, its acquisition of Travelers, the Company, during the Six Months 2000 period, incurred approximately $1,877,315 of additional interest expense as compared to interest expense incurred during the Six Months 1999 period. This increase was directly related to borrowings required under the Company's interest-bearing credit facilities to finance consumer related loans originated by Travelers. In addition, as a result of the Company's growth and expansion (again, primarily relating to its acquisition of Travelers), the Company incurred approximately $5,266,757 of additional compensation and general overhead expenses during the Six Months 2000 period as compared to the Six Months 1999 period. As a consequence of the foregoing, the Company recorded net income of $382,609 for Six Months 2000, as compared to a net loss of $639,416 for Six Months 1999. When combined, however, with the provisions for dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company incurred a net loss applicable to common stockholders for Six Months 2000 of $172,880, or ($.01), per share, as compared to a net loss applicable to common stockholders for Six Months 1999 of $765,816, or approximately ($0.14) per share. No shares of Series C or D Preferred Stock were outstanding during Six Months 1999.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


         For the three months ended June 30, 2000 ("Second Quarter 2000"), the Company generated revenues of $6,671,446, an increase of $4,317,117, or approximately 183%, from revenues of $2,354,329 for the three months ended June 30, 1999 ("Second Quarter 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, subsequent to Second Quarter 1999, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to Second Quarter 1999, of the Company's consumer retail loan (Travelers), mortgage banking and accounts receivable factoring operations. During Second Quarter 1999, the Company's revenue generating operations were essentially limited to sales of mortgage loans and accounts receivable factoring operations.



         During Second Quarter 2000, the Company recorded approximately
$745,394 million from broker fees and gains on sales of mortgage loans. In addition, during Second Quarter 2000, the Company recorded $2,895,480 million of finance interest attributable directly to its Travelers operations. Moreover, during Second Quarter 2000, the Company, through Travelers, recorded $702,750 of servicing income and an additional $1,787,546 from the gain on the sale of certain consumer installments contracts sold and securitized by the Company during Second Quarter 2000. The Company did not securitize any of its finance contracts during Second Quarter 1999.



         During Second Quarter 2000, the Company incurred an increase of $3,319,623, or approximately 130%, in total operating expenses over Second Quarter 1999 figures. This increase was primarily the result of the Company's acquisition, subsequent to Second Quarter 1999, of Travelers and the full-scale implementation, in accordance with the Company's business plan, subsequent to Second Quarter 1999, of the Company's consumer retail loan (Travelers), mortgage banking and accounts receivable factoring operations. During Second Quarter 1999, the Company's operations were essentially limited to sales of mortgage loans and accounts receivables factoring operations.



         As a consequence of the Company's expansion, and, primarily, its acquisition of Travelers, the Company, during Second Quarter 2000, incurred approximately $897,906 of additional interest expense as compared to Second Quarter 1999 interest expense. This increase was directly related to borrowings required under the Company's interest-bearing credit facilities to finance consumer retail loans originated by Travelers. In addition, as a result of the Company's growth and expansion (again, primarily relating to its acquisitions of Travelers), the Company incurred approximately $1,421,711 of additional compensation and general overhead expenses during Second Quarter 2000 as compared to Second Quarter 1999.



         As a consequence of the foregoing, the Company recorded net income of $794,915 for Second Quarter 2000, as compared to a net loss of $202,579 for Second Quarter 1999. When combined, however, with the provisions for dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company recorded net income applicable to common stockholders for Second Quarter 2000 of $576,448, or $0.04 per share, as compared to a net loss applicable to common stockholders for Second Quarter 1999 of $270,779, or ($0.04) per share. No shares of Series C or D Preferred Stock were outstanding during Second Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES


         At June 30, 2000, the Company had total assets of $71,226,965, as compared to total assets of $66,535,520 at December 31, 1999. This increase in total assets is primarily the result of (i) the increased number of consumer retail loans, and related financial instruments originated or underwritten by the Company during Six Months 2000, (ii) the receipt by the Company of approximately $9.4 million in proceeds from the Company's issuance, in privately negotiated transactions (at differing per share purchase prices) with 28 accredited investors, of 3,565,545 shares of Common Stock and (iii) the Company's receipt of $26,164,042 million in the form of short-term notes from the purchasers of $26,164,042 million of consumer finance contracts securitized and sold by the Company during Six Months 2000. The $11,284,578 of goodwill, net, recorded on the Company's balance sheet at June 30, 2000 represents the premium over the fair value of net assets acquired by the Company in connection with its acquisitions of its operating divisions. The Company anticipates that the future earnings of the acquired companies will offset the amortization associated with the recording of this goodwill.



         At June 30, 2000, the Company had total liabilities of $44,596,405, as compared to total liabilities of $47,372,402 at December 31, 1999. This decrease in total liabilities was primarily the result of reduced borrowings by the Company's mortgage operations.



         At June 30, 2000, the Company had total stockholders' equity of $25,650,560, as compared to total stockholders' equity of $19,163,118 at December 31, 1999. This increase in stockholders' equity is attributable directly to the Company's issuance, during Six Months 2000, of 3,245,525 shares of Common Stock to individual investors in consideration for approximately $7.8 million in proceeds, net of issuance costs.



         The Company anticipates, based on its current proposed plans and assumptions relating to its operations and expansion, that it will be able to satisfy its currently contemplated cash requirements for the next 12 months from working capital, cash flow and its interest-bearing credit facilities. In the event that the Company's plans change or its assumptions prove to be inaccurate, or working capital, cash flow and availability under existing credit facilities prove to be insufficient to fund the Company's operations and expansion (due to unanticipated expenses, delays, problems or otherwise), the Company would be required to seek additional funding. Depending upon the Company's financial strength and the state of the capital markets, the Company may also determine that it is advisable to raise additional equity capital. The Company has no current arrangements with respect to, or sources of, any additional capital, and there can be no assurance that such additional capital will be available to the Company, if needed, on commercially reasonable terms, or at all. The inability of the Company to obtain additional capital would have a material adverse effect on the Company and could cause the Company to be unable to implement its business strategy or to otherwise significantly curtail or cease operations.



         During Second Quarter 2000, the Company repurchased and placed into its treasury an aggregate of 677,500 shares of Common Stock. The Company paid approximately $2,710,000, or $4.00 per share, for these shares.


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

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


         During Second Quarter 2000, the Company issued and sold, in separate, privately negotiated transactions (at differing per share purchase prices), to 12 "accredited investors" (as defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "1933 Act")), an aggregate of 577,000 restricted shares of Common Stock in consideration for an aggregate purchase price of $2,992,126. The Company utilized the net proceeds from these sales to, among other things, expand its leasing operations and marketing base, to provide working capital for its accounts receivable factoring operations, to augment capital committed to mortgage operations and fund, generally, the Company's business and operations.


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