Form 10QSB
period 2000-09-30
FINANTRA CAPITAL INC
filed 2000-11-21
CIK 1037271

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                                OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                            For the quarterly period
                            ended September 30, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the period from          to
                                      ---------    ----------

                        Commission File Number 000-22681

                            FINANTRA CAPITAL, INC.
    ------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                            13-3571419
 ---------------------------------                 -------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

        150 SOUTH PINE ISLAND ROAD, SUITE 500, PLANTATION, FLORIDA 33324
        ----------------------------------------------------------------
            (Address of Principal Executive Offices)

                                 (954) 577-9225
        ----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING

CLASS                                            ON NOVEMBER 20, 2000
----------------                                   -----------------------

Common Stock, par value $.01 per share 15,061,044 shares
                                         --------

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]

                             FINANTRA CAPITAL, INC.
                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I         FINANCIAL INFORMATION

      Item 1   Condensed Consolidated Balance Sheet at September 30,2000 (Unaudited)     3



               Condensed Consolidated Statements of Operations for the
               Three and Nine Months ended September 30, 2000 and 1999                   4

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 2000 and 1999                                  5

               Notes to Condensed Consolidated Financial Statements                      6

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       9

PART II                 OTHER INFORMATION

    Item 2     Changes in Securities and Use of Proceeds                                13

    Item 6     Exhibits and Reports on Form 8-K                                         13

SIGNATURES                                                                              14

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                     ASSETS

Assets:
   Cash and cash equivalents                                                         $    354,813
   Certificate of deposit-restricted                                                    1,450,000
   Loans available for sale                                                             5,667,286
   Finance receivables, net                                                            33,445,875
   Lease receivables, net                                                                 719,763
   Other receivables, net                                                               5,069,704
   Due from related parties                                                               560,561
   Automobile assets held for sale                                                      6,524,728
   Property and equipment, net                                                            807,117
   Goodwill, net                                                                        8,779,007
   Other assets                                                                         4,076,186
                                                                                     ------------
         Total assets                                                                  67,455,040
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued expenses                                             $  3,310,772
   Client reserves                                                                      5,282,542
   Client payouts                                                                       1,545,380
   Credit balances of factoring clients                                                   411,927
   Lines of credit                                                                     32,999,194
   Notes payable and other interest bearing obligations                                 9,364,297
   Notes payable-related parties                                                          163,000
   Capital leases                                                                          50,778
                                                                                     ------------
         Total liabilities                                                             53,127,890
                                                                                     ------------


Minority Interest                                                                          25,616

Mandatorily redeemable Series D preferred stock,
  2,000 shares authorized; 1,000 shares issued
  and outstanding, $.01 par value and $1,000
  stated value per share                                                                1,000,000

Commitments and Contingencies (Note 7)

Stockholders' equity:
        Preferred stock, 15,000,000 shares authorized, 3,229,685 issued:
        Series A redeemable convertible preferred stock,
                $.01 par value, 2,948,817 shares authorized; 2,728,004
                shares issued and outstanding                                              27,279
        Series B convertible preferred stock, $.01 par value, 500,000
              shares authorized; 500,000 shares issued and outstanding                      5,000
        Series C 6% convertible preferred stock, $.01 par value,
              3,800 shares authorized; 1,681 shares issued and outstanding                     17
        Common stock, $.01 par value, 50,000,000 shares authorized;
              15,061,044 shares issued                                                    150,611
        Additional paid-in capital                                                     32,524,544
        Treasury stock; 355,198 shares repurchased                                     (1,420,790)


        Cumulative Deficit                                                            (17,985,127)
                                                                                     ------------
        Total stockholders' equity                                                     13,301,534
                                                                                     ------------
Total liabilities and stockholders' equity                                           $ 67,455,040
                                                                                     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                ------------------------------       ------------------------------
                                                                     2000              1999               2000              1999
                                                                ------------       -----------       ------------       -----------

Revenues:
      Broker fees and net gains on sales of mortgage loans      $  1,031,908       $ 1,472,100       $  2,890,510       $ 2,426,577
      Finance income                                               1,527,284                --          6,178,842                --
      Interest income on other receivables                           729,368                --            729,368                --

      Leasing income                                                      --                --             79,086                --
      Servicing income                                               786,109                --          2,144,089                --
      Consulting and advisory fees                                        --            11,921                 --            11,921

      Gain on securitization and sale of finance
        receivables                                                       --                --          2,096,546                --
      Other income                                                   112,501                              576,699            26,100
                                                                ------------       -----------       ------------       -----------
                  Total revenues                                   4,187,170         1,484,021         14,695,140         2,464,598
                                                                ------------       -----------       ------------       -----------

Expenses:
      Compensation and employee benefits                           2,411,035         1,025,475          6,757,395         2,481,681
      Consulting and marketing fees                                  468,449           279,870          1,194,586           591,288
      Occupancy and equipment                                      1,254,289           344,684          2,359,942           576,907
      Legal and accounting                                           313,480            99,285            729,656           290,212
      Interest expense                                             1,274,452           103,278          3,304,133           226,394
      Provision for credit losses                                    139,282                --            432,993
      Indirect loan expenses                                         334,090           228,494            752,734           358,532
      Other expenses                                                 646,225             (8772)         1,906,961           240,146
      Non-recurring exit charge                                    2,693,510                --          2,693,510                --
                                                                ------------       -----------       ------------       -----------
                  Total expenses                                   9,534,812         2,089,858         20,131,910         4,765,160
                                                                ------------       -----------       ------------       -----------
Loss before minority interest                                     (5,347,642)         (605,837)        (5,436,770)       (2,300,562)
Minority interest in subsidiaries                                         --                --                 --            11,800
                                                                ------------       -----------       ------------       -----------
Loss from continuing operations                                   (5,347,642)         (605,837)        (5,436,770)       (2,288,762)

Discontinued operations:
Gain (loss) from operations of discontinued segment                 (429,992)          389,733             41,745         1,443,242
Loss on disposal of  segment                                      (5,540,886)                          (5,540,886)
                                                                ------------       -----------       ------------       -----------
Net (Loss) Income from discontinued operations                    (5,970,878)          389,733         (5,499,141)        1,443,242
                                                                ------------       -----------       ------------       -----------
Net (loss)                                                       (11,318,520)         (216,104)       (10,935,911)         (845,520)
Preferred stock dividends                                           (143,200)          (68,200)          (698,689)         (204,600)
                                                                ------------       -----------       ------------       -----------
Net (loss) Income applicable to common stockholders             $(11,461,720)      $  (284,304)      $(11,634,600)      ($1,050,120)
                                                                ============       ===========       ============       ===========
Weighted average common shares outstanding: basic
  and diluted                                                     14,193,731         6,389,927         13,318,353         5,703,901
                                                                ============       ===========       ============       ===========
Loss per basic and diluted common share:

  Net loss before discontinued operations                       $      (0.39)      $      (.04)      $      (0.46)      $      (.18)
  Discontinued operations                                                                                   (0.42)            (0.41)
                                                                ------------       -----------       ------------       -----------
Net loss                                                        $      (0.81)      $     (0.04)      $      (0.87)      $     (0.18)
                                                                ============       ===========       ============       ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                             2000               1999
                                                                        ------------       ------------
Cash flows from operating activities:
   Net cash used by operating activities                                $(12,499,966)      $   (283,370)
                                                                        ------------       ------------

Cash flows from investing activities:
   Decrease in related parties loans                                         289,598                 --
   Repayment of note receivable from securitization                        5,000,000                 --
   Net purchases of property and equipment                                  (335,048)          (522,989)
   Cash used for acquisitions                                                (64,556)       (21,605,067)
 Decrease in certificate of deposit                                               --             25,000
                                                                        ------------       ------------
      Net cash provided (used) by investing activities                     4,600,396        (21,813,458)
                                                                        ------------       ------------

Cash flows from financing activities:
    Increase in lines of credit                                            3,156,165          3,016,053
   Proceeds from issuance of notes payable                                 2,036,884          9,464,021
   Repayment of note payable                                              (1,734,147)
   Increase (decrease) in related party debt                                  90,500           (170,000)
   Repayment under capital leases                                            (58,865)            (5,538)
                                                                                  --                 --


   Repurchase of Series C stock                                           (1,953,581)
   Issuance of mandatorily redeemable Series D
      preferred stock                                                      1,000,000                 --
   Payment of preferred stock dividends                                     (214,190)          (204,600)
   Issuance of common stock, net                                           6,959,690          7,972,684
   Issuance of preferred stock                                                    --          3,780,000
   Repurchase of common stock                                             (2,709,998)                --
   Sale of treasury stock                                                    332,835
   Proceeds from exercise of warrants and options for common stock           134,775                 --


                                                                        ------------       ------------
      Net cash provided by financing activities                            7,040,068         23,852,620
                                                                        ============       ============
Net decrease in cash                                                    $   (859,502)      $  1,755,792

Cash - beginning                                                        $  1,214,315       $    971,760
                                                                        ------------       ------------
Cash - end                                                              $    354,813       $  2,727,552
                                                                        ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                          $  3,219,911       $     89,055
                                                                        ============       ============


Supplemental noncash investing and financing activities:
   Issuance of common stock for acquisition of subsidiaries             $         --       $     52,500
                                                                        ============       ============
Issuance of common stocks for services                                             0            237,050
   Exchange of preferred stock for common stock                         $      1,730       $         --
                                                                        ============       ============

   Exchange of finance receivables for cost method investment           $    581,171       $         --
                                                                        ------------       ------------
   Reclassification of automobile assets to held for sale               $  7,629,499       $         --

   Common stock issued as contingent purchase price for
      acquisitions                                                      $    682,031       $         --
                                                                        ============       ============
   Imputed dividend on Series C preferred stock                         $    409,500       $         --
                                                                        ============       ============
   Imputed dividend on Series D preferred stock                         $     50,000       $         --
                                                                        ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's consolidated financial statements included in its Form 10-KSB for the year ended December 31, 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 3 - ACQUISITIONS

WORLD RESIDENTIAL MORTGAGE, INC.

On August 4, 2000, Ameri-Cap Mortgage Group, an 85% owned subsidiary of the Company, acquired 80% of the outstanding common shares of World Residential Mortgage, Inc. ("World"), a residential mortgage company, for 86,705 shares of the Company's common stock aggregating $180,000 in value, $42,500 in cash, and a promissory note of $42,500. The common stock issued to World is being held in escrow and is subject to forfeiture by World based on meeting certain pretax earnings targets over a period of thirteen months. Since this provision represents a contingency based on earnings in future periods, the common stock issued in the future, if any, will be recorded as additional purchase price if and when the contingencies are met. In addition, the Company is obligated to issue additional shares of common stock to World to acquire the remaining 20% of World common stock over a three-year period ending August 4, 2003. The number of the Company's common shares to be issued is based on an exchange formula based on the pretax earnings and average stock price of the Company over a predefined period. World's assets and pretax results of operations as of the acquisition date were $174,054 and $54,450, respectively.

HAYHURST & ASSOCIATES, INC.

On August 24, 2000, Ameri-Cap Mortgage Group, a 85% owned subsidiary of the Company, acquired 100% of the outstanding common shares of Hayhurst & Associates, Inc. ("Hayhurst"), a residential mortgage company, for consideration of $25,000 cash, a promissory note of $50,000 and 81,250 shares of the Company's common stock with a stated value of $325,000. If the Company's common stock is trading at a price less than $4 per share on August 24, 2001, the Company is required to issue additional shares of stock or pay the difference in cash up to $4 per share. Since this contingency is based on the security price of the Company's common stock in the future, the additional shares, if any, of the Company's common stock that become issuable in the future will not be recorded as additional purchase price. Hayhurst's assets and pretax results of operations as of the acquisition date were $2,612,502 and ($34,717) respectively.

Both of these acquisitions were accounted for as purchases, with their results of operations included in the Company's statement of operations from the date of acquisition.

NOTE 4 - DISCONTINUED OPERATIONS AND NON-RECURRING EXIT CHARGE

During the third quarter of 2000, the Company and the Board of Directors performed a strategic review of the Company's business operations and lines of business. As a result of this strategic review, the Company decided to exit certain businesses, which resulted in the writedown of certain assets and accrual of other specific exit costs. A description of the Company's exit plans and the related accounting and financial reporting implications are provided below.

DISCONTINUED OPERATIONS

The Company has decided to exit the Business Finance business segment, comprised of leasing, factoring, medical billings, and commercial finance lending. This decision was precipitated in part by the deteriorating business operations of several of the Company's individually significant commercial borrowers during the third quarter, some of which led to depressed collateral values or cessation of business operations, and the resignation of certain executive and operational management personnel of the factoring line of business.

The Company has reflected the exit from Business Finance as discontinued operations in the statement of operations. The Company's exit plan is to immediately cease origination of new receivables in this segment and to liquidate these businesses through orderly liquidation of the remaining finance receivables over a period of nine to twelve months. Collection of certain of these receivables may involve litigation, as certain of these borrowers filed for bankruptcy or dissolution during the third quarter. Accordingly, the ultimate timing and outcome of the Company's collection efforts could result in additional chargeoffs or recoveries. All other assets that cannot be redeployed to the other ongoing businesses of the Company are also being written off.

The loss on disposal of the Business Finance segment is comprised of the following:

         Writeoff of goodwill and other assets           $2,710,574
         Writedown of receivables                         2,399,312
         Exit costs (legal, leases and personnel)           431,000
                                                         ----------
                                                         $5,540,886
                                                         ==========

The estimated operating loss during phase-out period included in exit costs above is comprised of personnel costs for collections staff in the factoring line of business.

NON-RECURRING EXIT CHARGE

The Company has also decided to exit certain other businesses that do not constitute business segments. These include the non-conforming, non-A paper origination line of business within the Company's mortgage banking operations through immediate cessation of business activities and the automobile finance line of business within Travelers Acceptance Corporation through the sale of this business to a third party buyer. The sale of the automobile finance line of business is expected to be completed in the fourth quarter of 2000.

These businesses do not constitute separate segments; accordingly, losses associated with the exit from these lines of business have been reflected as a non-recurring exit charge in the statement of operations. The non-recurring exit charge is comprised of the following:

         Writeoff of goodwill and other assets      $1,465,571
         Writedown of receivables                    1,170,562
         Exit costs (leases)                            57,377
                                                    ----------
                                                    $2,693,510
                                                    ==========

In addition, the Company has plans to terminate certain specifically identified employees of the Company. The Company anticipates that the severance costs related to these terminations will be recorded in the fourth quarter of 2000 as the employees are notified.

NOTE 5 - FINANCE RECEIVABLES

On June 30, 2000, the Company securitized and sold $25.4 million of net finance receivables, which were comprised of consumer finance contracts. The Company received consideration of $26.1 million in a short-term note receivable from the purchaser, which was included in other receivables in the condensed consolidated balance sheet at June 30, 2000. The note receivable was a general obligation of the buyer and was to be paid to the Company on August 31, 2000. The securitization structure included the issuance by the securitization trust of a $26.1 million Class A note to the buyer, and a $6.3 million Class B note retained by the Company and recorded as a retained interest. In addition, the Company recorded an interest only strip of $1.0 million. Both the retained interest and the interest only strip are accounted for as trading securities at fair value, with changes in fair value recorded in earnings.

On August 30, 2000, the purchaser of the Class A note voluntarily put the Class A note to the securitization trust in lieu of paying the $26.1 million short-term note receivable. From an accounting standpoint, this resulted in the Company obtaining effective control of the receivables in the securitization trust. Accordingly, the Company was required to consolidate the securitization trust into its condensed consolidated balance sheet effective August 30, 2000. This resulted in the Company recording the finance receivables in the securitization trust at fair value, and reclassifying to finance receivables the remaining outstanding balance of the retained interest and interest only strip originally recorded on June 30, 2000.

The Company re-securitized these finance receivables, as well as additional finance receivables, in a securitization transaction which closed on November 16, 2000. As part of this securitization transaction, the Company received cash of $21,273,460 from the investors in the securitization trust, and retained beneficial interests in the form of class B note and a class C note of $6,078,131 and $ 3,039,066 res[ectively.

NOTE 6 - NOTES PAYABLE AND LINES OF CREDIT

The Company has a loan in the amount of $3.65 million that had a maturity date of October 29, 2000. The Company received a written extension of the maturity date to March 31, 2001. In consideration for the written extension, the Company has agreed to pay a cash extension fee of $7,500 in November 2000 and $240,000 no later than the extended maturity date. In addition, the Company pledged as collateral to the lender the $3,039,066 million retained beneficial interest resulting from the November 16, 2000 securitization disclosed in Note 5. The Company also agreed to allow the lender the right to appoint a director to the Board of Directors.

With respect to one of the Company's lines of credit used to finance the factoring line of business, the Company was notified on November 10, 2000 by a lender that the Company was in violation of certain covenants which constitute events of default. The lender will make no further advances under the line of credit pending the resolution of the events of default, and this line of credit will be terminated no later than the scheduled maturity date of May 11, 2001. Since the Company is discontinuing the operations of the business for which the line of credit was obtained, the lack of future funding will not effect the business of the Company. As of October 31, 2000, the outstanding borrowings under this line of credit were $550,583.

NOTE 7 - STOCKHOLDERS' EQUITY

During the third quarter of 2000, the Company issued 476,838 shares of common stock. Of this amount, 206,250 shares were issued in connection with the acquisitions of two mortgage companies discussed in Note 3; 165,000 were issued under exercises of common stock warrants; and 50,000 were issued to an executive officer under his employment agreement.

During the third quarter of 2000, the Company redeemed 1,680 shares of the Series C preferred stock at a redemption price of 125% of par value, plus accrued dividends. The redemption at a premium resulted in an expense of $147,044, which is included in other expense in the statement of operations. The Company will redeem the remaining outstanding shares of Series C preferred stock during the fourth quarter of 2000 at 130% of par value, plus accrued dividends.

NOTE 8 - BUSINESS SEGMENTS

Management of the Company has historically reported the results of operations of the Company through two primary business segments: Business Finance, which specialized principally in accounts receivable factoring and equipment leasing; and Consumer Finance. As discussed in Note 4, the Company is exiting the Business Finance segment and has reported that segment as discontinued operations in the statement of operations. Accordingly, the Company only has one operating segment as of September 30, 2000.

NOTE 9 -  TAXES

The Company did not record a provision for income taxes during the quarter ended September 30, 2000 due to the net loss for the quarter. In addition, there is no deferred tax component because the Company continues to record a 100% valuation allowance on its net deferred tax asset.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases various kinds of equipment under operating leases. Except as disclosed in Note 4, no significant changes to the terms or amounts of these operating leases has occurred since December 31, 1999.

LITIGATION

The Company is involved in litigation in the normal course of business. This litigation is not expected to have a material effect on the Company's results of operations or financial condition.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Finantra Capital, Inc., a Delaware corporation (the "Company"), is a specialty finance company principally engaged in lending activities related to consumer finance and mortgage banking. The Company, historically, had also been engaged in commercial asset business finance, including medical receivables financing, equipment leasing, accounts receivable factoring, and other types of commercial finance lending. During the third quarter of the fiscal year ending December 31, 2000 ("Fiscal 2000"), the Company, for the reasons discussed below, adopted a restructuring plan and commenced an orderly liquidation and discontinuation of its commercial asset business finance segment.

         The Company's mortgage banking and consumer finance operations presently are conducted under the umbrella of the Company's Ameri-Cap Consumer Finance Group, Inc. holding company subsidiary ("ACFG"). The Company's emergence into the consumer specialty finance industry was solidified by the Company's acquisition, its largest to date, of Travelers Investment Corporation ("Travelers"), as of September 30, 1999. Travelers is a California-based specialty consumer finance company which, for the past 25 years, has been engaged, generally, in the acquisition, management, servicing and collection of individual consumer contracts.

         In an effort to further solidify the Company's entry into the retail specialty finance industry, the Company, during January 2000, entered into a Consumer Finance Contracts Program (the "Program") with Gateway Companies, Inc., a New York Stock Exchange Company ("Gateway"). Pursuant to the Program, among other things, Gateway has agreed to assign to the Company Gateway customer contracts (the "Contracts") for computers, software, accessories, certain warranties and other related goods and services sold by Gateway or any of its vendors in the ordinary course of Gateway's business (collectively, the "Goods") to consumers for individual, family, personal or household use, and the Company has agreed to accept such assignments of Contracts and finance loans to Gateway's customers to pay Gateway for the Goods being purchased under the Contracts. In general, the Company has agreed to pay Gateway for Contracts for Goods assigned under the Program by Gateway to the Company at a purchase price per Contract equal to the total principal amount to be financed by the Company under such Contract less a negotiated discount. Pursuant to the Program, Gateway has agreed to make commercially reasonable efforts to assign to the Company, and the Company has agreed to make commercially reasonable efforts to accept assignments of Contracts, that meet the Company's credit criteria. Such credit criteria are at the sole discretion of the Company. The volume of contracts funded by the Company during the nine months ended September 2000 has not been material to operating results. Although this Program may become a material source of new business, no assurances can be made in that regard.

         In addition to its consumer finance arm, the Company has established an Internet financial services company subsidiary, Finantra Internet Services.com, Inc., as a platform for the distribution of financial products and services, in particular, residential mortgages, through the Internet.

         The Company's current operating strategy is to bundle (or combine and package) financial products and services and to grow its mortgage banking platform by consummating several pending acquisitions of established mortgage originators. The Company intends to raise additional capital to finance these acquisitions. The Company believes that by bundling products and services, it will be positioned to more effectively compete since, as the volume of the transactions it handles increases, the more likely the Company will have access to less costly mortgage banking and retail consumer financing lines.

         During the three months ended September 30, 2000 ("Third Quarter 2000"), management and the Board of Directors of the Company performed a strategic review of the Company's business operations and lines of business. As a result of this strategic review, the Company decided to focus primarily on the consumer finance business segment (Travelers consumer finance and mortgage banking). Accordingly, the Company plans to exit the commercial asset business finance segment.

     The decision to exit the commercial asset business finance segment was determined, due to, among other things, poor financial performance, recent industry downturns and trends, deteriorating business operations of several of the Company's individually significant commercial borrowers, termination of certain management and operational personnel, and the disproportionately large amount of revenues generated by the Company's consumer finance segment as compared to its commercial asset business finance segment. The Company's exit plan is to immediately cease origination of new receivables in this segment and to liquidate these businesses through the orderly liquidation of the remaining finance receivables over a period of nine to 12 months. The collection of certain of these receivables, however, may involve litigation, as certain of these borrowers filed for bankruptcy or dissolution during Third Quarter 2000. Accordingly, the ultimate timing and outcome of the Company's collection efforts could result in additional chargeoffs or recoveries. All other assets of the Company dedicated to the commercial asset business finance segment that cannot be redeployed to the on-going businesses of the Company are also being written off.

         With respect to the Company's medical receivables financing business, management determined to cease these operations principally because operating results did not justify the level of cash and personnel resources devoted to this business. Moreover, management concluded that the medical receivables financing industry, in general, had been experiencing significant upheaval recently. With respect to the Company's equipment leasing business, management concluded that due to the unsteady performance of this division's operations and the continuing downturn experienced by this industry in general (which has contributed to the failure of many well-respected leasing companies recently), the Company should cease its equipment leasing business and abandon this platform. With respect to the Company's accounts receivable factoring division, management determined to cease this business principally due to operational losses, resignation and termination of management and operational personnel, sudden and severe deterioration of the delinquency status of receivables, and the need for a significant capital investment to be made in this division in order to maintain operations and satisfy financial covenants with this division's principal lender. With respect to the Company's temporary staffing services business, management determined that with the Company's exit from the commercial asset business segment, the Company will no longer provide temporary staffing services to commercial customers.

         As a consequence of the Company's decision to cease commercial asset finance operations, the Company, during Third Quarter 2000, reflected this business segment as discontinued operations in its Statement of Operations for the three and nine months ended September 30, 2000, and recorded a loss on disposal of $5,540,886. The overall composition of this loss on disposal is included in Note 4 to the Condensed Consolidated Financial Statements of the Company at September 30, 2000.

         The write-off of receivables included certain related party receivables including $187,000 relating to a loan it had made to Tract 4, Inc., $884,000 relating to a receivable due the Company from Medley Group, Inc. and $56,000 from two other affiliated companies.

         The loan to Tract 4, Inc. was written off because a significant business venture for Tract 4, Inc. did not materialize during Third Quarter 2000 and Tract 4, Inc. ceased business operations. Maynard J. Hellman, a director of the Company, owns 50% of the outstanding capital stock of Tract 4, Inc. The receivable from Medley Group, Inc. was written off since Medley Group, Inc. currently has no assets other than its ownership of shares of the Company's common stock, the value of which has declined significantly during calendar year 2000. Robert D. Press, Chairman of the Board and Chief Executive Officer of the Company, is the principal stockholder of Medley Group, Inc.

         Other individually significant components of the loss on disposal (each involving entities unaffiliated with the Company) include:

- The write-off of a $714,000 agreement with Medical Billing Service Systems, an entity which was engaged in the medical receivables business which ceased operations during Third Quarter 2000.

- The write-off of a $635,000 investment by the Company in Titan Mortgage Corporation. During Third Quarter 2000, Titan Mortgage Corporation ceased operations and shut down its business.

- The write-off of a $600,000 receivable from Cutting Edge Entertainment, Inc., which represents approximately 60% of the outstanding balance of a loan made by the Company to Cutting Edge Entertainment, Inc. Payments from Cutting Edge have become sporadic during Fiscal 2000, and management of the Company has instituted legal proceedings against Cutting Edge to recover this receivable.

- The write-off of a $213,000 receivable from Goldcoast Refrigeration Corporation, an entity engaged in air conditioning/refrigeration services. To the Company's knowledge, Goldcoast Refrigeration has become the subject of several lawsuits, which put payment of this receivable in doubt.

- A $400,000 provision for credit losses related to the Company's accounts receivable factoring operations. This provision became necessary as a result of the termination and resignation of the management and operations personnel of this division during the second and third quarters of Fiscal 2000, which resulted in a sudden and severe deterioration of the delinquency status of the Company's factored receivables.

- The write-off of $1,246,658 in goodwill associated with the Company's 1998 acquisition of Premier Provider Services, a temporary staffing company focused on the medical billing industry. With the Company's exit from the commercial asset business segment, the Company will no longer provide temporary staffing services to commercial customers.

         In addition, during the Third Quarter of Fiscal 2000, the Company recorded a non-recurring exit charge of approximately $2,693,510 relating to certain businesses that are being exited within the consumer finance segment of the Company's business, but which do not constitute segments themselves. The overall composition of this charge is included in Note 4 to the Condenses Consolidated Financial Statements of the Company at September 30, 2000.

         The individually significant items in this charge include:

- The write-off of $1,303,194 in goodwill related to Ameri-Cap Mortgage Services, Inc., as management of the Company decided to exit the origination of non-conforming, subprime residential mortgages.

- A $1,104,771 provision to write down the Travelers' automobile finance receivable business to net realizable value as the Company has entered into a letter of intent to sell this line of business. The closing of this sale is expected during the fourth quarter of Fiscal 2000.




RESULT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         For the nine months ended September 30, 2000 ("Nine Months 2000"), the Company generated revenues of $14,695,140, an increase of $12,230,542, or approximately 496%, from revenues of $2,464,598 for the nine months ended September 30, 1999 ("Nine Months 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, as of September 30, 1999, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to the end of Nine Months 1999, of the Company's consumer retail loan (Travelers) and mortgage banking operations.

         During Nine Months 2000, the Company recorded $2,096,546 from the non-cash gains on its securitizations of a portion of its consumer finance receivables, and $6,178,842 of finance income attributable directly to its Travelers operations. Moreover, during Nine Months 2000, the Company, through Travelers, recorded $2,144,089 of servicing income. As Travelers was acquired effective September 30, 1999, the Company did not have any revenue from its Travelers operations or generate any revenue from its servicing activities during Nine Months 1999.

         For Nine Months 2000, total operating expenses increased by $15,366,750, or approximately 323%, over Nine Months 1999 figures. This significant increase was primarily the result of the Company's acquisition of Travelers and the operating expenses related thereto, the full-scale implementation, in accordance with the Company's business plan, of the Company's consumer retail loan (Travelers) and mortgage banking operations, and the Company's recording of a $432,993 provision for credit losses associated with Travelers' finance contracts. This provision is based on the normal quarterly analysis of historical chargeoff and delinquency experience, which is updated on a quarterly basis. During Nine Months 1999, the Company's operations were essentially limited to originations and sales of mortgage loans.

         As a consequence of the Company's expansion and, primarily, its acquisition of Travelers, the Company, during Nine Months 2000, incurred $3,304,133 of interest expense primarily related to borrowings required under the Company's interest-bearing credit facilities to finance consumer related loans originated by Travelers. In addition, as mentioned earlier, during Nine Months 2000, the Company, as a consequence of its decision to orderly liquidate and discontinue its commercial asset finance business, recorded a one-time loss on disposal of the business finance segment of approximately $5,490,886. Further, during Nine Months 2000, the Company posted a one-time, non-recurring exit charge for certain business lines that the Company will no longer operate, but which lines do not constitute business segments, of $2,693,510. No write-offs or adjustments were recorded during Third Quarter 1999.

         As a consequence of the foregoing, the Company recorded a net loss of $10,935,911 for Nine Months 2000, as compared to a net loss of $845,520 for Nine Months 1999. When combined, however, with the dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company incurred a net loss applicable to common stockholders for Nine Months 2000 of $11,634,600, or $0.85 per share, as compared to a net loss applicable to common stockholders for Nine Months 1999 of $1,050,120, or $0.18 per share. No shares of Series D Preferred Stock were outstanding during Nine Months 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         For Third Quarter 2000, the Company generated revenues of $4,187,170, an increase of $2,838,283, or approximately 210%, from revenues of $1,348,887 for the three months ended September 30, 1999 ("Third Quarter 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, as of September 30, 1999, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to the end of Third Quarter 1999, of the Company's consumer retail loan (Travelers) and mortgage banking operations.

         During Third Quarter 2000, the Company recorded $1,527,284 of finance income attributable directly to its Travelers' operations and an additional $786,109 of servicing income. As Travelers was acquired effective September 30, 1999, the Company did not have any revenue from its Travelers operations or generate any revenue from its servicing activities during Nine Months 1999.

         For Third Quarter 2000, total operating expenses increased by $7,580,088, or approximately 388%, over Third Quarter 1999 figures. This significant increase was primarily the result of the Company's acquisition of Travelers and the operating expenses related thereto, the full-scale implementation, in accordance with the Company's business plan, of the Company's consumer retail loan (Travelers) and mortgage banking operations, and the Company's recording of a $139,282 provision for credit loss. This provision is based on the normal quarterly analysis of historical chargeoff and delinquency experience, which is updated on a quarterly basis. During Third Quarter 1999, the Company's operations were essentially limited to originations and sales of mortgage loans.

As a consequence of the Company's expansion and, primarily, its acquisition of Travelers, the Company, during Third Quarter 2000, incurred $1,274,452 of interest expense primarily related to borrowings required under the Company's interest-bearing credit facilities to finance consumer related loans originated by Travelers. In addition, as mentioned earlier, during Third Quarter 2000, the Company, as a consequence of its decision to orderly liquidate and discontinue its commercial asset finance business, recorded a one-time loss on disposal of business finance segment of approximately $5,540,886 million. Further, during Third Quarter 2000, the Company posted a one-time, non-recurring exit charge for certain business lines that the Company will no longer operate, but which lines do not constitute business segments, of $2,693,510. No write-offs or adjustments were taken during Third Quarter 1999.

         As a consequence of the foregoing, the Company recorded a net loss of $11,318,520 for Third Quarter 2000, as compared to a net loss of $216,104 for Third Quarter 1999. When combined, however, with the provisions for dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company recorded a net loss applicable to common stockholders for Third Quarter 2000 of $11,461,720, or $0.77 per share, as compared to a net loss applicable to common stockholders for Third Quarter 1999 of

$284,304, or $0.04 per share. No shares of Series D Preferred Stock were outstanding during Third Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had total assets of $67,455,040, as compared to total assets of $66,535,520 at December 31, 1999. This increase is primarily the result of (i) the increased number of consumer retail loans and related financial instruments originated or underwritten by the Company during Nine Months 2000, and (ii) the receipt by the Company of approximately $8,111,940 in proceeds from the Company's issuance, in privately negotiated transactions (at differing per share purchase prices) with 24 accredited investors, of $3,405,545 shares of Common. The $8,779,004 of goodwill, net, recorded on the Company's balance sheet at September 30, 2000, represents primarily the premium over the fair value of the assets acquired by the Company in connection with its acquisitions of Travelers. The Company anticipates that the future earnings of the acquired companies will offset the amortization associated with the recording of this goodwill.

         At September 30, 2000, the Company had total liabilities of $53,127,890, as compared to total liabilities of $47,372,402 at December 31, 1999. This increase in total liabilities was primarily the result of increased borrowings under the Company's credit facilities to support Travelers' operations, increased client reserves and client payouts which were necessary given the Company's increased acquisition of finance contracts.

         At September 30, 2000, the Company had total stockholders' equity of $13,301,534, as compared to total stockholders' equity of $19,163,118 at December 31, 1999. This decrease in stockholders' equity is attributable directly to the loss that the Company, as described above, has incurred during Fiscal 2000.

         The Company is currently in the process of seeking a replacement lender for Finova Capital Corporation under the Company's $32.5 million senior credit facility it utilizes for funding Travelers operations. Pursuant to the terms of the facility the interest rate charged by Finova will increase by 200 basis points in approximately 120 days. If the Company cannot successfully find a replacement senior lender the Company could encounter some cash flow concerns with its Travelers funding commitments.

         The Company recently successfully negotiated an extension, until March 31, 2001, of its $3.65 million subordinated loan with BHC Interim Funding LLP. It is anticipated that the replacement by the Company of Finova as its senior lender will cause sufficient cash proceeds to become available so that replacement of the BHC facility, at maturity, will not be necessary. The Company has pledged as collateral to BHC the $3.1 million retained beneficial interest resulting from the November 16, 2000 securitization disclosed in Note 5.

         With respect to one of the Company's lines of credit used to finance the factoring line of business, the Company was notified on November 10, 2000 by a lender that the Company was in violation of certain covenants which constitute events of default. The lender will make no further advances under the line of credit pending the resolution of the events of default, and this line of credit will be terminated no later than the scheduled maturity date of May 11, 2001. As of October 31, 2000, the outstanding borrowings under this line of credit were $550,583. The Company has discontinued this business segment and as such this credit facility should have no effect on liquidity.

         The senior warehouse lender to Travelers, following the November 16, 2000 securitization, reduced the line commitment from $32.5 million to $15 million. Additionally, the lender suspended current borrowings until the junior Note associated with the securitization, currently held by the Company, is sold to a third party. At issuance this note had a face value of $6,078,131. Under the agreement with the Lender, all proceeds from the sale of the junior note are to be paid to the senior warehouse lender. The Company anticipates the sale of the junior note will occur in the fourth quarter of 2000.

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

         During Third Quarter 2000, the Company redeemed 1,680 issued and outstanding shares of its Series C Preferred Stock for an aggregate redemption price of $2,930,000 (125% of the aggregated stated value for such shares). The Company will redeem the remaining outstanding shares of Series C Preferred Stock during the fourth quarter of Fiscal 2000 at 130% of the stated value for such shares, plus accrued dividends.


YEAR 2000 COMPLIANCE

         The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. In order to insulate itself from suffering any such adverse effect after January 1, 2000, the Company, during 1999, purchased new software and hardware systems for itself and its subsidiaries. These new systems all carry manufacturers' representations and warranties concerning Year 2000 compliance. To date, all of these systems have functioned properly and the Company has not been adversely impacted by any Year 2000 computer problems. No assurance can be given, however, that the Company's software and hardware systems will not fail in the future. In such event, the Company will be forced to expend such amounts of its working capital as may be necessary to correct its software and hardware systems and implement contingency plans.


                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During Third Quarter 2000, the Company issued an aggregate of 206,250 shares of Common Stock in connection with its acquisition of World Residential Mortgage, Inc. and Hayhurst Associates, Inc., mortgage companies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September __, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the eight persons nominated by the Company for election as directors were elected in an uncontested manner. Specifically, each nominee received the number of votes set forth opposite his or her name below. each director serves until the next Annual Meeting of Stockholders of the Company and until his or her respective successor has been duly elected as qualified.

                                    VOTES CAST IN FAVOR OF
NOMINEE                             ELECTION AS A DIRECTOR
-------                             ----------------------

Robert D. Press                     8,631,686 shares

Charles Litt                        8,631,686 shares

Maynard J. Hellman                  8,631,686 shares

Arthur J. Press                     8,631,686 shares

Evaldo F. Dupuy                     8,631,686 shares

Thomas W. Dwyer                     8,631,686 shares

Alyce B. Schreiber                  8,631,686 shares

Steve Beitler                       8,631,686 shares


ITEM 6.  EXHIBITS

         (1)         Exhibits

                  NO.        DESCRIPTION

                  27         Financial Data Schedule (for SEC use only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                               FINANTRA CAPITAL, INC.

Dated:  November 20, 2000      By: /s/ ROBERT D. PRESS
                                   --------------------------------------------
                                     Robert D. Press, Chairman of the Board
                                     and Chief Executive Officer