Form 10QSB/A
period 2000-09-30
FINANTRA CAPITAL INC
filed 2000-11-22
CIK 1037271

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING

CLASS                                            ON NOVEMBER 20, 2000
----------------                                   -----------------------

Common Stock, par value $.01 per share 15,061,044 shares
                                         --------

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES [ ] NO [X]

                             FINANTRA CAPITAL, INC.
                                      INDEX

                                                                                       PAGE
                                                                                       ----
PART I         FINANCIAL INFORMATION
    Item 1     Condensed Consolidated Balance Sheet at September 30,2000 (Unaudited)     3

               Condensed Consolidated Statements of Operations for the
               Three and Nine Months ended September 30, 2000 and 1999                   4

               Condensed Consolidated Statements of Cash Flows for the Nine
               Months ended September 30, 2000 and 1999                                  5

               Notes to Condensed Consolidated Financial Statements                      6

    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                      10

PART II        OTHER INFORMATION

    Item 2     Changes in Securities and Use of Proceeds                                17

    Item 4     Submission of Matters to a Vote of Security Holders                      17

    Item 6     Exhibits and Reports on Form 8-K                                         17

    SIGNATURES                                                                          18

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

Commitments and Contingencies (Note 7)

Stockholders' equity:
        Preferred stock, 15,000,000 shares authorized, 3,229,685 issued:
        Series A redeemable convertible preferred stock,
                $.01 par value, 2,948,817 shares authorized; 2,728,004
                shares issued and outstanding                                              27,279
        Series B convertible preferred stock, $.01 par value, 500,000
              shares authorized; 500,000 shares issued and outstanding                      5,000
        Series C 6% convertible preferred stock, $.01 par value,
              3,800 shares authorized; 1,681 shares issued and outstanding                     17
        Common stock, $.01 par value, 50,000,000 shares authorized;
              15,061,044 shares issued                                                    150,611
        Additional paid-in capital                                                     32,524,544
        Treasury stock; 355,198 shares repurchased                                     (1,420,790)
        Accumulated deficit                                                           (17,985,127)
                                                                                     ------------
        Total stockholders' equity                                                     13,301,534
                                                                                     ------------
Total liabilities and stockholders' equity                                           $ 67,455,040
                                                                                     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                                                ------------------------------       ------------------------------
                                                                     2000              1999               2000              1999
                                                                ------------       -----------       ------------       -----------

Revenues:
      Broker fees and net gains on sales of mortgage loans      $  1,031,908       $ 1,472,100       $  2,890,510       $ 2,426,577
      Finance income                                               1,527,284                --          6,178,842                --
      Interest income on other receivables                           729,368                --            729,368                --

      Leasing income                                                      --                --             79,086                --
      Servicing income                                               786,109                --          2,144,089                --
      Consulting and advisory fees                                        --            11,921                 --            11,921

      Gain on securitization and sale of finance
        receivables                                                       --                --          2,096,546                --
      Other income                                                   112,501                --            576,699            26,100
                                                                ------------       -----------       ------------       -----------
                  Total revenues                                   4,187,170         1,484,021         14,695,140         2,464,598
                                                                ------------       -----------       ------------       -----------

Expenses:
      Compensation and employee benefits                           2,411,035         1,025,475          6,757,395         2,481,681
      Consulting and marketing fees                                  468,449           279,870          1,194,586           591,288
      Occupancy and equipment                                      1,254,289           344,684          2,359,942           576,907
      Legal and accounting                                           313,480            99,285            729,656           290,212
      Interest expense                                             1,274,452           103,278          3,304,133           226,394
      Provision for credit losses                                    139,282                --            432,993                --
      Indirect loan expenses                                         334,090           228,494            752,734           358,532
      Other expenses                                                 646,225             8,772          1,906,961           240,146
      Non-recurring exit charge                                    2,693,510                --          2,693,510                --
                                                                ------------       -----------       ------------       -----------
                  Total expenses                                   9,534,812         2,089,858         20,131,910         4,765,160
                                                                ------------       -----------       ------------       -----------
Loss before minority interest                                     (5,347,642)         (605,837)        (5,436,770)       (2,300,562)
Minority interest in subsidiaries                                         --                --                 --            11,800
                                                                ------------       -----------       ------------       -----------
Loss from continuing operations                                   (5,347,642)         (605,837)        (5,436,770)       (2,288,762)

Discontinued operations:
(Loss) gain from operations of discontinued segment                 (429,992)          389,733             41,745         1,443,242
Loss on disposal of segment                                       (5,540,886)               --         (5,540,886)               --
                                                                ------------       -----------       ------------       -----------
Net (loss) income from discontinued operations                    (5,970,878)          389,733         (5,499,141)        1,443,242
                                                                ------------       -----------       ------------       -----------
Net loss                                                         (11,318,520)         (216,104)       (10,935,911)         (845,520)
Preferred stock dividends                                           (143,200)          (68,200)          (698,689)         (204,600)
                                                                ------------       -----------       ------------       -----------
Net loss applicable to common stockholders                      $(11,461,720)      $  (284,304)      $(11,634,600)      ($1,050,120)
                                                                ============       ===========       ============       ===========
Weighted average common shares outstanding: basic
  and diluted                                                     14,193,731         6,389,927         13,318,353         5,703,901
                                                                ============       ===========       ============       ===========
Loss per basic and diluted common share:

  Net loss before discontinued operations                       $      (0.39)      $      (.10)      $      (0.46)      $     (0.44)
  Discontinued operations                                              (0.42)             0.06              (0.41)             0.26
                                                                ------------       -----------       ------------       -----------
Net loss                                                        $      (0.81)      $     (0.04)      $      (0.87)      $     (0.18)
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

                             FINANTRA CAPITAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                             2000               1999
                                                                        ------------       ------------
Cash flows from operating activities:
   Net cash used by operating activities                                $(12,499,966)      $   (283,370)
                                                                        ------------       ------------

Cash flows from investing activities:
   Decrease in related parties loans                                              --            289,598
   Repayment of note receivable from securitization                        5,000,000                 --
   Net purchases of property and equipment                                  (335,048)          (522,989)
   Cash used for acquisitions                                                (64,556)       (21,605,067)
 Decrease in certificate of deposit                                               --             25,000
                                                                        ------------       ------------
      Net cash provided (used) by investing activities                     4,600,396        (21,813,458)
                                                                        ------------       ------------

Cash flows from financing activities:
   Increase in lines of credit                                             3,156,165          3,016,053
   Proceeds from issuance of notes payable                                 2,036,884          9,464,021
   Repayment of notes payable                                             (1,734,147)                --
   Increase (decrease) in related party debt                                  90,500           (170,000)
   Repayment under capital leases                                            (58,865)            (5,538)
                                                                                  --                 --


   Repurchase of Series C stock                                           (1,953,581)                --
   Issuance of mandatorily redeemable Series D
      preferred stock                                                      1,000,000                 --
   Payment of preferred stock dividends                                     (214,190)          (204,600)
   Issuance of common stock, net                                           6,959,690          7,972,684
   Issuance of preferred stock                                                    --          3,780,000
   Repurchase of common stock                                             (2,709,998)                --
   Sale of treasury stock                                                    332,835                 --
   Proceeds from exercise of warrants and options for common stock           134,775                 --


                                                                        ------------       ------------
      Net cash provided by financing activities                            7,040,068         23,852,620
                                                                        ============       ============
Net decrease in cash                                                    $   (859,502)      $  1,755,792

Cash - beginning                                                        $  1,214,315       $    971,760
                                                                        ------------       ------------
Cash - end                                                              $    354,813       $  2,727,552
                                                                        ============       ============

Supplemental disclosure of cash flow information:
   Cash paid during the period:
      Interest                                                          $  3,219,911       $     89,055
                                                                        ============       ============


Supplemental noncash investing and financing activities:
   Issuance of common stock for acquisition of subsidiaries             $         --       $     52,500
                                                                        ============       ============
Issuance of common stocks for services                                             0            237,050
   Exchange of preferred stock for common stock                         $      1,730       $         --
                                                                        ============       ============

   Exchange of finance receivables for cost method investment           $    581,171       $         --
                                                                        ------------       ------------
   Reclassification of automobile assets to held for sale               $  7,629,499       $         --

   Common stock issued as contingent purchase price for
      acquisitions                                                      $    682,031       $         --
                                                                        ============       ============
   Imputed dividend on Series C preferred stock                         $    409,500       $         --
                                                                        ============       ============
   Imputed dividend on Series D preferred stock                         $     50,000       $         --
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

The Company re-securitized these finance receivables, as well as additional finance receivables, in a securitization transaction which closed on November 16, 2000. As part of this securitization transaction, the Company received cash of $21,273,460 from the investors in the securitization trust, and retained beneficial interests in the form of a class B note and a class C note of $6,078,131 and $3,039,066 respectively.

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

         The write-off of receivables included certain related party receivables including $187,404 relating to a loan it had made to Tract 4, Inc., $884,463 relating to a receivable due the Company from Medley Group, Inc. and $56,883 from two other affiliated companies.

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

- The write-off of a $213,778 receivable from Goldcoast Refrigeration Corporation, an entity engaged in air conditioning/refrigeration services. To the Company's knowledge, Goldcoast Refrigeration has become the subject of several lawsuits, which put payment of this receivable in doubt.

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

         As a consequence of the Company's expansion and, primarily, its acquisition of Travelers, the Company, during Nine Months 2000, incurred $3,304,133 of interest expense primarily related to borrowings required under the Company's interest-bearing credit facilities to finance consumer related loans originated by Travelers. In addition, as mentioned earlier, during Nine Months 2000, the Company, as a consequence of its decision to orderly liquidate and discontinue its commercial asset finance business, recorded a one-time loss on disposal of the business finance segment of approximately $5,540,886. Further, during Nine Months 2000, the Company posted a one-time, non-recurring exit charge for certain business lines that the Company will no longer operate, but which lines do not constitute business segments, of $2,693,510. No write-offs or adjustments were recorded during Third Quarter 1999.

         As a consequence of the foregoing, the Company recorded a net loss of $10,935,911 for Nine Months 2000, as compared to a net loss of $845,520 for Nine Months 1999. When combined, however, with the dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company incurred a net loss applicable to common stockholders for Nine Months 2000 of $11,634,600, or $0.87 per share, as compared to a net loss applicable to common stockholders for Nine Months 1999 of $1,050,120, or $0.18 per share. No shares of Series D Preferred Stock were outstanding during Nine Months 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         For Third Quarter 2000, the Company generated revenues of $4,187,170, an increase of $2,703,149, or approximately 182%, from revenues of $1,484,021 for the three months ended September 30, 1999 ("Third Quarter 1999"). This significant increase in revenues was primarily the result of the Company's acquisition, as of September 30, 1999, of Travelers, and the full scale implementation, in accordance with the Company's business plan, subsequent to the end of Third Quarter 1999, of the Company's consumer retail loan (Travelers) and mortgage banking operations.

         During Third Quarter 2000, the Company recorded $1,527,284 of finance income attributable directly to its Travelers' operations and an additional $786,109 of servicing income. As Travelers was acquired effective September 30, 1999, the Company did not have any revenue from its Travelers operations or generate any revenue from its servicing activities during Nine Months 1999.

         For Third Quarter 2000, total operating expenses increased by $7,444,954, or approximately 356%, over Third Quarter 1999 figures. This significant increase was primarily the result of the Company's acquisition of Travelers and the operating expenses related thereto, the full-scale implementation, in accordance with the Company's business plan, of the Company's consumer retail loan (Travelers) and mortgage banking operations, and the Company's recording of a $139,282 provision for credit loss. This provision is based on the normal quarterly analysis of historical chargeoff and delinquency experience, which is updated on a quarterly basis. During Third Quarter 1999, the Company's operations were essentially limited to originations and sales of mortgage loans.

         As a consequence of the Company's expansion and, primarily, its acquisition of Travelers, the Company, during Third Quarter 2000, incurred $1,274,452 of interest expense primarily related to borrowings required under the Company's interest-bearing credit facilities to finance consumer related loans originated by Travelers. In addition, as mentioned earlier, during Third Quarter 2000, the Company, as a consequence of its decision to orderly liquidate and discontinue its commercial asset finance business, recorded a one-time loss on disposal of business finance segment of approximately $5,540,886. Further, during Third Quarter 2000, the Company posted a one-time, non-recurring exit charge for certain business lines that the Company will no longer operate, but which lines do not constitute business segments, of $2,693,510. No write-offs or adjustments were taken during Third Quarter 1999.

         As a consequence of the foregoing, the Company recorded a net loss of $11,318,520 for Third Quarter 2000, as compared to a net loss of $216,104 for Third Quarter 1999. When combined, however, with the provisions for dividends with respect to shares of the Company's Series A, C and D Preferred Stock, the Company recorded a net loss applicable to common stockholders for Third Quarter 2000 of $11,461,720, or $0.81 per share, as compared to a net loss applicable to common stockholders for Third Quarter 1999 of

$284,304, or $0.04 per share. No shares of Series D Preferred Stock were outstanding during Third Quarter 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had total assets of $67,455,040, as compared to total assets of $66,535,520 at December 31, 1999. This increase is primarily the result of (i) the increased number of consumer retail loans and related financial instruments originated or underwritten by the Company during Nine Months 2000, and (ii) the receipt by the Company of approximately $6,959,690 in net proceeds from the Company's issuance, in privately negotiated transactions (at differing per share purchase prices) with 24 accredited investors, of 3,405,545 shares of Common Stock. The $8,779,007 of goodwill, net, recorded on the Company's balance sheet at September 30, 2000, represents primarily the premium over the fair value of the assets acquired by the Company in connection with its acquisitions of Travelers. The Company anticipates that the future earnings of the acquired companies will offset the amortization associated with the recording of this goodwill.

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

         During Third Quarter 2000, the Company redeemed 1,680 issued and outstanding shares of its Series C Preferred Stock for an aggregate redemption price of $2,100,625 (125% of the aggregated stated value for such shares). The Company will redeem the remaining outstanding shares of Series C Preferred Stock during the fourth quarter of Fiscal 2000 at 130% of the stated value for such shares, plus accrued dividends.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 1, 2000, the Company held its 2000 Annual Meeting of Stockholders (the "Annual Meeting"). At the Annual Meeting, the eight persons nominated by the Company for election as directors were elected in an uncontested manner. Specifically, each nominee received the number of votes set forth opposite his or her name below. each director serves until the next Annual Meeting of Stockholders of the Company and until his or her respective successor has been duly elected as qualified.

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

                               FINANTRA CAPITAL, INC.

Dated:  November 22, 2000      By: /s/ ROBERT D. PRESS
                                   --------------------------------------------
                                     Robert D. Press, Chairman of the Board
                                     and Chief Executive Officer and
                                     Financial Officer